Form 10-Q
period 2007-06-30
PowerShares DB Oil Fund; PowerShares DB Multi-Sector Commodity Trust; DB Multi-Sector Commodity Master Trust; DB Oil Master Fund
filed 2007-08-14
CIK 1383058, 1367306, 1367305, 1383060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of June 30, 2007: 1,800,000 Limited Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006 (i)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $44,743,980)	$44,752,537	$—
Cash	3,216,818	1,000
Net unrealized appreciation on futures contracts	919,110	—
Other assets	9,086	—

Total assets	$48,897,551	$1,000

Liabilities and shareholders’ equity
Management fee payable	$17,611	$—
Other liabilities	1,000	—

Total liabilities	18,611	—

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	86	—

Total General shares	1,086	1,000

Limited shares:
Paid in capital—1,800,000 and no redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	46,081,456	—
Accumulated earnings	2,796,398	—

Total Limited shares	48,877,854	—

Total shareholders’ equity	48,878,940	1,000

Total liabilities and shareholders’ equity	$48,897,551	$1,000

Net asset value per share
General shares	$27.15	$25.00
Limited shares	$27.15	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only of PowerShares DB Oil Fund as consolidation of DB Oil Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2007 (unaudited)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	28.63%	$13,996,248	$14,000,000
U.S. Treasury Bills, 4.55% due July 12, 2007	2.04	999,064	1,000,000
U.S. Treasury Bills, 4.73% due August 16, 2007	10.17	4,971,500	5,000,000
U.S. Treasury Bills, 4.71% due September 6, 2007	50.71	24,785,725	25,000,000

Total United States Treasury Obligations (cost $44,743,980)	91.55%	$44,752,537

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light, Sweet Crude Oil (663 contracts, settlement date April 22, 2008)	1.88%	$919,110

Net Unrealized Appreciation on Futures Contracts	1.88%	$919,110

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months and Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Income
Interest Income	$315,094	$639,726

Expenses
Management fee	31,828	64,966
Brokerage commissions and fees	2,546	5,197

Total expenses	34,374	70,163

Net investment income	280,720	569,563

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	—	(916)
Futures	788,830	1,300,170

Net realized gain	788,830	1,299,254

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,461	8,557
Futures	(293,240)	919,110

Net change in unrealized gain (loss)	(286,779)	927,667

Net realized and unrealized gain on United States Treasury Obligations and Futures	502,051	2,226,921

Net Income	$782,771	$2,796,484

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Oil Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earning (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earning	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$89	$1,089	600,000	$14,320,794	$2,013,624	$16,334,418	$16,335,507
Sale of Limited Shares	—	—	—	—	1,200,000	31,760,662	—	31,760,662	31,760,662
Redemptions of Limited Shares	—	—	—	—	—	—	—	—	—
Net income (loss):
Net investment income	—	—	12	12	—	—	280,708	280,708	280,720
Net realized gain (loss) on United States Treasury Obligations and Futures	—	—	49	49	—	—	788,781	788,781	788,830
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(64)	(64)	—	—	(286,715)	(286,715)	(286,779)

Net income (loss):	—	—	(3)	(3)	—	—	782,774	782,774	782,771

Balance at June 30, 2007	40	$1,000	$86	$1,086	1,800,000	$46,081,456	$2,796,398	$48,877,854	$48,878,940

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earning (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earning	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			2,400,000	61,417,404	—	61,417,404	61,417,404
Redemptions of Limited Shares	—	—			(600,000)	(15,335,948)	—	(15,335,948)	(15,335,948)
Net income (loss):
Net investment income	—	—	23	23	—	—	569,540	569,540	569,563
Net realized gain (loss) on United States Treasury Obligations and Futures	—	—	70	70	—	—	1,299,184	1,299,184	1,299,254
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(7)	(7)	—	—	927,674	927,674	927,667

Net income:	—	—	86	86	—	—	2,796,398	2,796,398	2,796,484

Balance at June 30, 2007	40	$1,000	$86	$1,086	1,800,000	$46,081,456	$2,796,398	$48,877,854	$48,878,940

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007 (i)

Period Ended June 30, 2007
Cash flow provided by operating activities
Net Income	$2,796,484
Adjustments to reconcile net income to net cash used by operating activities:
Cost of securities purchased	(75,102,858)
Proceeds from securities sold	30,956,373
Net accretion of discount and amortization of premium on United States Treasury Obligations	(598,411)
Net realized loss on United States Treasury Obligations	916
Net unrealized (appreciation) depreciation on United States Treasury Obligations and futures	(927,667)
Increase in operating assets:
Other Assets	(9,086)
Increase in operating liabilities:
Management fee payable	17,611
Other Liabilities	1,000

Net cash used in operating activities	(42,865,638)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	61,417,404
Redemptions of Limited Shares	(15,335,948)

Net cash provided by financing activities	46,081,456

Net increase in cash	3,215,818

Cash at beginning of period	1,000

Cash at end of period	$3,216,818

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Oil Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

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

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007(herein referred to as “Period Ended June 30, 2007”).

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

(c) Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of June 30, 2007.

(d) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations is $2,685,150 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

(h) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended June 30, 2007 and the period ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.04%, on an annual basis, of the net asset value of the Master Fund during the three months ended June 30, 2007 and the period ended June 30, 2007.

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

(j) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2007 and the period ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007. In the three months ended June 30, 2007, 1,200,000 Limited Shares were issued for $31,760,662 and no shares were redeemed. In the period ended June 30, 2007 an additional 1,400,000 Limited Shares were issued for $36,417,404, and 600,000 Limited Shares were redeemed for $15,335,948.

(7) Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended June 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period ended June 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Net Asset Value
Initial offering price per Limited Share	$—	$25.00
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	$(0.36)	$1.61
Net investment income	0.29	0.54

Net increase	(0.07)	2.15
Net asset value per Limited Share, beginning of period	$27.22	$—

Net asset value per Limited Share, end of period	$27.15	$27.15

Market value per Limited Share, beginning of period	$27.15	—

Market value per Limited Share, end of period	$27.10	$27.10

Ratio to average net assets (i)
Net investment income	4.35%	4.33%

Total expenses	0.53%	0.53%

Total Return, at net asset value (ii)	-0.26%	8.60%

Total Return, at market value (ii)	-0.18%	8.40%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized and for the period ended June 30, 2007 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11) Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

Performance Summary

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™, or DBLCI-OY CL TR™, consists of the Index plus 3 month United States Treasury obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY CL TR™
	For the Three Months Ended June 30, 2007	For the Period Ended June 30, 2007
DB Sweet Light Crude Oil (WTI) Indices	-0.19	9.00%

TOTAL RETURN	-0.19%	9.00%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY CL TR™. The only difference between the Index and the DBLCI-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY CL TR™ does include such a component. The difference between the Index and the DBLCI-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are substantially equal.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THE PERIOD JANUARY 3, 2007

(COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2007 (REFERRED TO HEREIN AS

“PERIOD ENDED JUNE 30, 2007”)

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (DBLCI-OY CL ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBO, DBONAV AND DBOLIX FOR THE THREE MONTHS ENDED JUNE 30,

2007 AND THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares decreased -0.18% from $27.15 per share to $27.10 per share. Limited Shares traded from a low of $25.74 per share (-5.19%) on April 19, 2007 to a high of $27.41 per share (+0.96%) on June 18, 2007. Total return for the Fund, on a market value basis was -0.18% for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share decreased -0.26% from $27.22 per share to $27.15 per share. Total return on a net asset value basis, for the Fund, was -0.26% for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2007 was $0.78 million, resulting from $0.31 million of interest income and realized and unrealized gains of $0.50 million and operating expenses of $0.03 million.

FOR THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 8.40% from $25.00 per share to $27.10 per share. Limited Shares traded from a low of $21.96 per share (-12.16%) on January 18, 2007 to a high of $27.41 per share (+9.64%) on June 18, 2007. Total return for the Fund, on a market value basis was 8.40% for the period ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 8.60% from $25.00 per share to $27.15 per share. Total return on a net asset value basis, for the Fund, was 8.60% for the period ended June 30, 2007.

Net income for the period ended June 30, 2007 was $2.80 million, resulting from $0.64 million of interest income and realized and unrealized gains of $2.23 million and operating expenses of $0.07 million.

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

The following was the primary trading risk exposure of the Fund as of June 30, 2007 by Index Commodity:

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-13) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-14) also acts as Post-Effective Amendment No. 1 to File No. 333-135422-13.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 1.2 million Limited Shares were created for $31.8 million and no Limited Shares were redeemed. For the period ended June 30, 2007, 2.4 million Limited Shares were created for $61.4 million and 0.6 million Limited Shares were redeemed for $15.3 million. On June 30, 2007, 1.8 million Limited Shares of the Fund were outstanding for a market capitalization of $48.8 million.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1