Form 10-Q
period 2008-09-30
PowerShares DB Oil Fund; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Oil Master Fund
filed 2008-11-10
CIK 1383058, 1367305, 1367306, 1383060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of outstanding Limited Shares as of September 30, 2008: 1,400,000 Limited Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2008

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS.	1
		Consolidated Statements of Financial Condition September 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments September 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended September 30, 2008 and Period Ended September 30, 2007	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended September 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended September 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Nine Months Ended September 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended September 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
	ITEM 4.	CONTROLS AND PROCEDURES	31

PART II.	OTHER INFORMATION		32

	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Submission of Matters to a Vote of Security Holders	32
	Item 5.	Other Information	33
	Item 6.	Exhibits	33

SIGNATURES			34

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 (unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $26,965,382 and $27,914,660, respectively)	$26,990,105	$27,918,189
Cash held by broker	36,063,381	1,538,904
Net unrealized appreciation (depreciation) on futures contracts	(9,357,320)	5,172,000

Deposits with broker	53,696,166	34,629,093
Receivable for securities sold	7,998,243	-
Other assets	955	2,871

Total Assets	$61,695,364	$34,631,964

Liabilities and shareholders’ equity
Payable for Capital shares redeemed	$7,706,616	$-
Management fee payable	39,349	11,577
Non controlling interest in consolidated subsidiary – related party	1,541	1,000

Total liabilities	7,747,506	12,577

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital – 40 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	541	385

Total General shares	1,541	1,385

Limited shares:
Paid in capital – 1,400,000 and 1,000,000 redeemable shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	45,384,280	28,007,508
Accumulated earnings	8,562,037	6,610,494

Total Limited shares	53,946,317	34,618,002

Total shareholders’ equity	53,947,858	34,619,387

Total liabilities and shareholders’ equity	$61,695,364	$34,631,964

Net asset value per share
General shares	$38.53	$34.63
Limited shares	$38.53	$34.62

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due October 2, 2008	12.05%	$6,499,981	$6,500,000
U.S. Treasury Bills, 1.01% due October 30, 2008	9.26	4,998,105	5,000,000
U.S. Treasury Bills, 1.80% due November 6, 2008	12.04	6,495,905	6,500,000
U.S. Treasury Bills, 1.99% due November 20, 2008	12.97	6,998,656	7,000,000
U.S. Treasury Bills, 0.25% due December 4, 2008	3.70	1,997,458	2,000,000

Total United States Treasury Obligations (cost $26,965,382)	50.02%	$26,990,105

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light, Sweet Crude Oil (525 contracts, settlement date June 22, 2009)	(17.35)%	$(9,357,320)

Net Unrealized Depreciation on Futures Contracts	(17.35)%	$(9,357,320)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	30.33%	$10,499,328	$10,500,000
U.S. Treasury Bills, 2.89% due January 10, 2008	2.89	999,457	1,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	5.76	1,994,200	2,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	28.76	9,958,990	10,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	12.90	4,466,214	4,500,000

Total United States Treasury Obligations (cost $27,914,660)	80.64%	$27,918,189

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light, Sweet Crude Oil (368 contracts, settlement date April 22, 2008)	14.94%	5,172,000

Net Unrealized Appreciation on Futures Contracts	14.94%	$5,172,000

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended

September 30, 2008 and Period Ended September 30, 2007(i)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
Income
Interest Income	$240,521	$361,669	$711,337	$1,001,395

Expenses
Management Fee	69,442	38,126	185,369	103,092
Brokerage Commissions and Fees	(694)	11,050	23,580	16,247

Total Expenses	68,748	49,176	208,949	119,339

Net Investment Income	171,773	312,493	502,388	882,056

Net Realized and Net Change in Unrealized
Gain (Loss) on United States Treasury
Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	7,119	(647)	7,948	(1,563)
Futures	(1,772,197)	(8,040)	15,949,489	1,292,130

Net Realized Gain (Loss)	(1,765,078)	(8,687)	15,957,437	1,290,567

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	22,508	(916,679)	21,194	2,431
Futures	(16,456,890)	1,383,743	(14,529,320)	1,392,300

Net Change in Unrealized Gain (Loss)	(16,434,382)	467,064	(14,508,126)	1,394,731

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(18,199,460)	458,377	1,449,311	2,685,298

Net Income (Loss)	$(18,027,687)	$770,870	$1,951,699	$3,567,354

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2008	40	$1,000	$1,114	$2,114	1,400,000	$47,396,780	$26,589,151	$73,985,931	$73,988,045

Sale of Limited Shares					600,000	23,890,548		23,890,548	23,890,548
Redemption of Limited Shares					(600,000)	(25,903,048)		(25,903,048)	(25,903,048)

Net Loss

Net Investment Income	-	-	6	6	-	-	171,767	171,767	171,773
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(52)	(52)	-	-	(1,765,026)	(1,765,026)	(1,765,078)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(527)	(527)	-	-	(16,433,855)	(16,433,855)	(16,434,382)

Net Loss	-	-	(573)	(573)	-	-	(18,027,114)	(18,207,114)	(18,027,687)

Balance at September 30, 2008	40	$1,000	$541	$1,541	1,400,000	$45,384,280	$8,562,037	$53,946,317	$53,947,858

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2007	40	$1,000	$86	$1,086	1,800,000	$46,081,456	$2,796,398	$48,877,854	$48,878,940

Sale of Limited Shares	-	-	-	-	-	-	-	-	-
Redemption of Limited Shares	-	-	-	-	(1,200,000)	(32,090,342)	-	(32,090,342)	(32,090,342)

Net Income

Net Investment Income	-	-	12	12	-	-	312,481	312,481	312,493
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(10)	(10)	-	-	(8,677)	(8,677)	(8,687)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	83	83	-	-	466,981	466,981	467,064

Net Income	-	-	85	85	-	-	770,785	770,785	770,870

Balance at September 30, 2007	40	$1,000	$171	$1,171	600,000	$13,991,114	$3,567,183	$17,558,297	$17,559,468

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387

Sale of Limited Shares	-	-			1,600,000	69,463,728	-	69,463,728	69,463,728
Redemption of Limited Shares	-	-	-	-	(1,200,000)	(52,086,956)	-	(52,086,956)	(52,086,956)

Net Income

Net Investment Income	-	-	18	18	-	-	502,370	502,370	502,388
Net Realized Gain on United States Treasury Obligations and Futures	-	-	616	616	-	-	15,956,821	15,956,821	15,957,437
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(478)	(478)	-	-	(14,507,648)	(14,507,648)	(14,508,126)

Net Income	-	-	156	156	-	-	1,951,543	1,951,543	1,951,699

Balance at September 30, 2008	40	$1,000	$541	$1,541	1,400,000	$45,384,280	$8,562,037	$53,946,317	$53,947,858

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended September 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000

Sale of Limited Shares	-	-			2,400,000	61,417,404	-	61,417,404	61,417,404
Redemption of Limited Shares	-	-	-	-	(1,800,000)	(47,426,290)	-	(47,426,290)	(47,426,290)

Net Income

Net Investment Income	-	-	35	35	-	-	882,021	882,021	882,056
Net Realized Gain on United States Treasury Obligations and Futures	-	-	60	60	-	-	1,290,507	1,290,507	1,290,567
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	-	-	76	76	-	-	1,394,655	1,394,655	1,394,731

Net Income	-	-	171	171	-	-	3,567,183	3,567,183	3,567,354

Balance at September 30, 2007	40	$1,000	$171	$1,171	600,000	$13,991,114	$3,567,183	$17,558,297	$17,559,468

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007(i)

	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
Cash Flow provided by operating activities:
Net Income	$1,951,699	$3,567,354
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(145,343,897)	(89,920,137)
Proceeds from securities sold	146,905,902	75,848,301
Accretion of discount on United States Treasury Obligations	(604,779)	(922,706)
Net realized gain (loss) on United Stated Treasury Obligations	(7,948)	1,563
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	14,508,126	(1,394,731)
Change in operating receivables and liabilities:
Receivable for securities sold	(7,998,243)
Other assets	1,916	(3,366)
Payable for capital shares redeemed	7,706,616	-
Management fee payable	27,772	6,944
Non controlling interest in consolidated subsidiary—related party	541	1,000

Net cash used for/provided by operating activities	17,147,705	(12,815,778)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	69,463,728	61,417,404
Redemption of Limited Shares	(52,086,956)	(47,426,290)

Net cash provided by financing activities	17,376,772	13,991,114

Net change in cash held by broker	34,524,477	1,175,336

Cash held by broker at beginning of period	1,538,904	1,000

Cash held by broker at end of period	$36,063,381	$1,176,336

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Oil Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

This report covers the Three Months Ended September 30, 2008 and 2007, the Nine Months Ended September 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

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

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index, or the Index Commodity, is Light, Sweet Crude Oil (WTI). The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

The Fund does not employ leverage. As of September 30, 2008 and December 31, 2007, the Fund had $53,696,166 (or 100%) and $34,629,093 (or 100%) of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,201,563 (or 11.55%) and $2,235,600 (or 6.46%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated Schedule of Investments dated September 30, 2008 and the audited Consolidated Schedule of Investments dated December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $69,442 and $38,126, respectively. Management Fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and Master Fund were $185,369 and $103,092, respectively. As of September 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $39,349 and $11,577, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund had brokerage fees net credit of $694 and incurred brokerage fees of $11,050, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and the Master Fund were $23,580 and $16,247, respectively. As of September 30, 2008 and December 31, 2007, there were no brokerage fees payable.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of September 30, 2008 and December 31, 2007 are $6,201,563 and $2,235,600, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2008 and December 31, 2007, the Fund held cash of $36,063,381 and $1,538,904, respectively. There were no cash equivalents held by the Fund as of September 30, 2008 and December 31, 2007.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Oregon	2007
State of Utah	2007
State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation and appreciation position of $9,357,320 and $5,172,000, respectively.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Nine Months Ended September 30, 2008 and for the Period Ended September 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of September 30, 2008:

United States Treasury Obligations (Level 1)	$26,990,105

Commodity Futures Contracts (Level 1)	$(9,357,320)

There were no Level 2 or Level 3 holdings as of September 30, 2008.

(6)	Financial Instrument Risk

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended

September 30, 2008 and Period Ended September 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended	Period Ended	Nine Months Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Limited Shares Sold	600,000	-	$ 23,890,548	-	1,600,000	2,400,000	$ 69,463,728	$ 61,417,404
Limited Shares Redeemed	(600,000)	(1,200,000)	(25,903,048)	(32,090,342)	(1,200,000)	(1,800,000)	(52,086,956)	(47,426,290)
Net Increase/ (Decrease)	-	(1,200,000)	$(2,012,500)	$(32,090,342)	400,000	600,000	$ 17,376,772	$ 13,991,114

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Nine Months Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net Asset Value

Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(14.46)	$1.81	$3.48	$3.43
Net investment income	0.14	0.30	0.43	0.83

Net increase (decrease) in net assets from operations	(14.32)	2.11	3.91	4.26
Net asset value per Limited Share, beginning of period	52.85	27.15	34.62	-

Net asset value per Limited Share, end of period	$38.53	$29.26	$38.53	$29.26

Market value per Limited Share, beginning of period	$52.89	$27.10	$34.71	$-

Market value per Limited Share, end of period	$38.42	$29.37	$38.42	$29.37

Ratio to average Limited Shares*
Net investment income	1.24%	4.27%	1.34%	4.28%
Total expenses	0.50%	0.67%	0.56%	0.58%

Total Return, at net asset value**	(27.10)%	7.77%	11.29%	17.04%

Total Return, at market value**	(27.36)%	8.38%	10.69%	17.48%

*	Percentages are annualized.

**	Percentages are not annualized and, for the Period Ended September 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the single commodity comprising the Index, or the Index Commodity. The single Index Commodity is Light, Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Index is composed of one underlying Index Commodity. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for the underlying Index Commodity and the notional amount of such Index Commodity.

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing price of the Index Commodity.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Master Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield.’ The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on the Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on the Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York are open, or Index Business Days. If a weekday is not an Exchange

Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day, or Verification Date, of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is therefore June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for the Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the old Index Commodities that are leaving an Index and the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of the Index Commodity future remains constant.

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

Performance Summary

This report covers the Three Months Ended September 30, 2008 and 2007, the Nine Months Ended September 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

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

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008

and the Period Ended September 30, 2007

Index	Total returns for index in the DBLCI-OY CL TR™
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
DB Light, Sweet Crude Oil (WTI) Indices	(-27.12)%	8.34%	11.40%	18.08%
TOTAL RETURN	(-27.12)%	8.34%	11.40%	18.08%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

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

Operating Activities

Net cash flow provided by and used for operating activities was $17.1 million and $12.8 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Nine Months Ended September 30, 2008, $145.3 million was paid to purchase United States Treasury Obligations and $146.9 million was received from sales of maturing contracts. During the Period Ended September 30, 2007, $89.9 million was paid to purchase United States Treasury Obligations and $75.8 million was received from the sales of maturing contracts. Unrealized depreciation and appreciation on futures increased by $14.5 million and $1.4 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $17.4 million and $14.0 million during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively. This included $69.5 million and $61.4 million from the sale of Limited Shares to Authorized Participants during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

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

COMPARISON OF DBO, DBONAV AND DBOLIX FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: - “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 27.36% from $52.89 per share to $38.42 per share. Limited Shares traded from a high of $55.01 per share (+4.01%) on July 14, 2008 to a low of $35.56 (-32.77%) per share on September 16, 2008.

For the Three Months Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 8.38% from $27.10 per share to $29.37 per share. Limited Shares traded from a low of $25.67 (-5.28%) per share on August 22, 2007 to a high of $29.59 per share (+9.19%) on September 21, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended September 30, 2008, the net asset value of each Limited Share decreased 27.10% from $52.85 per share to $38.53 per share. Falling prices of light, sweet crude oil futures contracts during the Three Months Ended September 2008, contributed to a 27.12% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended September 30, 2008 was $18.0 million, resulting from $0.2 million of interest income, realized and unrealized losses of $18.1 million, and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2007, the net asset value of each Limited Share increased 7.77% from $27.15 per share to $29.26 per share. Strong appreciation in the price of light, sweet crude oil during the Three Months Ended of September 30, 2007, contributed to an 8.34% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended September 30, 2007 was $0.8 million, resulting from $0.4 million of interest income, realized and unrealized gains of $0.5 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Nine Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares increased 10.69% from $34.71 per share to $38.42 per share. Limited Shares traded from a low of $31.78 (-8.44%) per share on January 23, 2008 to a high of $55.01 per share (+58.48%) on July 14, 2008.

For the Period Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 17.48% from $25.00 per share to $29.37 per share. Limited Shares traded from a low of $21.96 (-12.16%) per share on January 18, 2007 to a high of $29.59 per share (+18.36%) on September 21, 2007.

Fund Limited Share Net Asset Performance

For the Nine Months Ended September 30, 2008, the net asset value of each Limited Share increased 11.29% from $34.62 per share to $38.53 per share. Strong appreciation in the price of light, sweet crude oil futures contracts during the Nine Months Ended of September 30, 2008, contributed to an 11.40% increase in the level of the DBLCI-OY CL TR™.

Net income for the Nine Months Ended September 30, 2008 was $1.9 million, resulting from $0.7 million of interest income, realized and unrealized gains of $1.4 million and operating expenses of $0.2 million.

For the Period Ended September 30, 2007, the net asset value of each Limited Share increased 17.04% from $25.00 per share to $29.26 per share. Strong appreciation in the price of light, sweet crude oil futures contracts during the Period Ended of September 30, 2007, contributed to an 18.08% increase in the level of the DBLCI-OY CL TR™.

Net income for the Period Ended September 30, 2007 was $3.6 million, resulting from $1.0 million of interest income, realized and unrealized gains of $2.7 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	June 2009	3,132,178	5.08%	7
Aggregate/Total		3,131,571	5.08%	10

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil (WTI)	May 2008	1,474,323	4.26%	7
Aggregate/Total		1,474,323	4.26%	7

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

The following was the primary trading risk exposure of the Fund as of September 30, 2008 by Index Commodity:

Light, Sweet Crude Oil

The price of light, sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light, sweet crude oil. In addition, various other factors can affect the demand for light, sweet crude oil, such as weather, political events and labor activity. The supply of light, sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light, sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light, sweet crude oil.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-13) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-14) and on January 15, 2008 (File No. 333-148613-04) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-15) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-15) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-04, Post-Effective Amendment No. 2 to File No. 333-142163-14 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-13, which also contained this information. Trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) commenced on January 5, 2007.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended September 30, 2008, 0.6 million Limited Shares were created for $23.9 million and 0.6 million Limited Shares were redeemed for $25.9 million. On September 30, 2008, 1.4 million Limited Shares of the Fund were outstanding for a market capitalization of $53.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2008	600,000	$43.17
Three Months Ended September 30, 2007	1,200,000	$26.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Managing Director and Chief Executive
Officer

Dated: November 7, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1