Form 10-Q
period 2015-09-30
PowerShares DB Oil Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2015-11-06
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of outstanding Shares as of September 30, 2015: 43,800,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $484,986,199 and $280,982,992, respectively)	$485,007,625	$280,990,311
Cash held by commodity broker	—	68,613,950
Cash held by custodian	8,968,314	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	—	(59,187,450)
Variation margin receivable	417,240	—

Total assets (of which $90,000,000 and $27,583,325, respectively, is restricted for maintenance margin purposes)	$494,393,179	$290,416,811

Liabilities
Payable for securities purchased	$—	$10,999,263
Management fee payable	314,110	167,000
Brokerage fee payable	4,843	4,666

Total liabilities	318,953	11,170,929

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	451	620
Shareholders’ equity—Shares	494,073,775	279,245,262

Total shareholders’ equity	494,074,226	279,245,882

Total liabilities and equity	$494,393,179	$290,416,811

General Shares outstanding	40	40
Shares outstanding	43,800,000	18,000,000
Net asset value per share
General Shares	$11.28	$15.51
Shares	$11.28	$15.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Schedule of Investments

September 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.015% due October 1, 2015	38.45%	$190,000,000	$190,000,000
U.S. Treasury Bills, 0.005% due October 8, 2015	11.13	55,000,220	55,000,000
U.S. Treasury Bills, 0.000% due October 15, 2015	5.06	25,000,550	25,000,000
U.S. Treasury Bills, 0.000% due October 29, 2015	13.16	65,001,040	65,000,000
U.S. Treasury Bills, 0.075% due November 5, 2015	4.05	20,000,460	20,000,000
U.S. Treasury Bills, 0.125% due November 12, 2015	9.11	45,000,900	45,000,000
U.S. Treasury Bills, 0.095% due December 3, 2015	10.12	50,001,550	50,000,000
U.S. Treasury Bills, 0.075% due December 10, 2015	7.08	35,002,905	35,000,000

Total United States Treasury Obligations (cost $484,986,199)	98.16%	$485,007,625

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
NYMEX WTI Crude (10,431 contracts, settlement date February 22, 2016)	(24.14)%	$(119,288,280)	$494,116,470

Total Commodity Futures Contracts	(24.14)%	$(119,288,280)	$494,116,470

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	0.72%	$2,000,000	$2,000,000
U.S. Treasury Bills, 0.020% due January 15, 2015	0.36	999,993	1,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	0.36	999,981	1,000,000
U.S. Treasury Bills, 0.025% due February 19, 2015	2.86	7,999,864	8,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	0.71	1,999,954	2,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	4.30	11,999,736	12,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	32.94	91,996,504	92,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	41.18	114,996,320	115,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	13.25	36,998,927	37,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	3.94	10,999,032	11,000,000

Total United States Treasury Obligations (cost $280,982,992)	100.62%	$280,990,311

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
NYMEX WTI Crude (5,635 contracts, settlement date January 20, 2015)	(21.20)%	$(59,187,450)	$300,176,450

Total Commodity Futures Contracts	(21.20)%	$(59,187,450)	$300,176,450

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Interest Income	$27,844	$18,167	$79,920	$95,659

Expenses
Management Fee	953,822	454,356	2,938,792	1,593,417
Brokerage Commissions and Fees	3,597	15,232	165,961	37,982
Interest Expense(a)	5,822	—	13,262	—

Total Expenses	963,241	469,588	3,118,015	1,631,399

Net investment income (loss)	(935,397)	(451,421)	(3,038,095)	(1,535,740)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	219	1,886	1,868	2,255
Commodity Futures Contracts	(937,209)	2,258,200	(59,218,118)	37,209,580

Net realized gain (loss)	(936,990)	2,260,086	(59,216,250)	37,211,835

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	17,982	(6,762)	14,107	(10,902)
Commodity Futures Contracts	(135,081,190)	(32,495,020)	(60,100,830)	(34,050,630)

Net change in unrealized gain (loss)	(135,063,208)	(32,501,782)	(60,086,723)	(34,061,532)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(136,000,198)	(30,241,696)	(119,302,973)	3,150,303

Net Income (Loss)	$(136,935,595)	$(30,693,117)	$(122,341,068)	$1,614,563

(a)	Interest expense for the periods ended September 30, 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the periods ended September 30, 2014.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at July 1, 2015	40	$586	39,600,000	$580,541,737	$580,542,323

Sale of Shares			4,400,000	52,690,226	52,690,226

Redemption of Shares			(200,000)	(2,222,728)	(2,222,728)

Net Increase (Decrease) due to Share Transactions			4,200,000	50,467,498	50,467,498

Net Income (Loss)

Net investment income (loss)		—		(935,397)	(935,397)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		35		(937,025)	(936,990)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(170)		(135,063,038)	(135,063,208)

Net Income (Loss)		(135)		(136,935,460)	(136,935,595)

Net Change in Shareholders’ Equity	—	(135)	4,200,000	(86,467,962)	(86,468,097)

Balance at September 30, 2015	40	$451	43,800,000	$494,073,775	$494,074,226

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2014

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at July 1, 2014	40	$1,230	10,200,000	$313,510,895	$313,512,125

Sale of Shares			1,200,000	33,371,702	33,371,702

Redemption of Shares			(2,400,000)	(72,931,254)	(72,931,254)

Net Increase (Decrease) due to Share Transactions			(1,200,000)	(39,559,552)	(39,559,552)

Net Income (Loss)

Net investment income (loss)		(2)		(451,419)	(451,421)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		11		2,260,075	2,260,086

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(158)		(32,501,624)	(32,501,782)

Net Income (Loss)		(149)		(30,692,968)	(30,693,117)

Net Change in Shareholders’ Equity	—	(149)	(1,200,000)	(70,252,520)	(70,252,669)

Balance at September 30, 2014	40	$1,081	9,000,000	$243,258,375	$243,259,456

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2015	40	$620	18,000,000	$279,245,262	$279,245,882

Sale of Shares			33,400,000	449,343,104	449,343,104

Redemption of Shares			(7,600,000)	(112,173,692)	(112,173,692)

Net Increase (Decrease) due to Share Transactions			25,800,000	337,169,412	337,169,412

Net Income (Loss)

Net investment income (loss)		(4)		(3,038,091)	(3,038,095)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(82)		(59,216,168)	(59,216,250)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(83)		(60,086,640)	(60,086,723)

Net Income (Loss)		(169)		(122,340,899)	(122,341,068)

Net Change in Shareholders’ Equity	—	(169)	25,800,000	214,828,513	214,828,344

Balance at September 30, 2015	40	$451	43,800,000	$494,073,775	$494,074,226

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2014	40	$1,108	11,200,000	$310,152,848	$310,153,956

Sale of Shares			1,200,000	33,371,702	33,371,702

Redemption of Shares			(3,400,000)	(101,880,765)	(101,880,765)

Net Increase (Decrease) due to Share Transactions			(2,200,000)	(68,509,063)	(68,509,063)

Net Income (Loss)

Net investment income (loss)		26		(1,535,766)	(1,535,740)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(622)		37,212,457	37,211,835

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		569		(34,062,101)	(34,061,532)

Net Income (Loss)		(27)		1,614,590	1,614,563

Net Change in Shareholders’ Equity	—	(27)	(2,200,000)	(66,894,473)	(66,894,500)

Balance at September 30, 2014	40	$1,081	9,000,000	$243,258,375	$243,259,456

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended,
	September 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$(122,341,068)	$1,614,563
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,437,718,610)	(819,931,047)
Proceeds from securities sold and matured	1,222,797,928	868,998,421
Net accretion of discount on United States Treasury Obligations	(79,920)	(95,740)
Net realized (gain) loss on United States Treasury Obligations	(1,868)	(2,255)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	60,086,723	34,061,532
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	3,341,590	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	(122,629,870)	—
Change in operating receivables and payables:
Variation margin receivable	(417,240)	—
Management fee payable	147,110	(56,015)
Brokerage fee payable	177	2,189

Net cash provided by (used for) operating activities	(396,815,048)	84,591,648

Cash flows from financing activities
Proceeds from sale of Shares	449,343,104	33,371,702
Redemption of Shares	(112,173,692)	(101,880,765)

Net cash provided by (used for) financing activities	337,169,412	(68,509,063)

Net change in cash held	(59,645,636)	16,082,585
Cash at beginning of period(a)	68,613,950	5,777,084

Cash at end of period(a)(b)	$8,968,314	$21,859,669

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at September 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2015

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

This Report covers the three months ended September 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended September 30, 2015” and the “Three Months Ended September 30, 2014”, respectively) and the nine months ended September 30, 2015 and 2014 (hereinafter referred to as the “Nine Months Ended September 30, 2015” and the “Nine Months Ended September 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

September 30, 2015

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

The Fund holds United States Treasury Obligations for deposit with the Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of September 30, 2015 and December 31, 2014, the Fund had $90,417,240 (or 18.29% of its total assets) and $ 290,416,811 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $90,000,000 (or 18.20% of its total assets) and $ 27,583,325 (or 9.50% of its total assets) is required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of September 30, 2015 and December 31, 2014, respectively. All the remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the unaudited Schedules of Investments as of September 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

(4) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund (the “Management Fee”). From inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

During the Three Months Ended September 30, 2015 and 2014, the Fund incurred Management Fees of $953,822 and $454,356, respectively. During the Nine Months Ended September 30, 2015 and 2014, the Fund incurred Management Fees of $2,938,792 and $1,593,417, respectively. As of September 30, 2015 and December 31, 2014, Management Fees payable were $314,110 and $ 167,000 respectively.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). Deutsche Bank Securities Inc. (“DBSI”), a Delaware corporation, served as the Fund’s futures clearing broker up to and excluding the Closing Date (the “Predecessor Commodity Broker”). DBSI is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

During the Three Months Ended September 30, 2015 and 2014, the Fund incurred brokerage fees of $3,597 and $15,232, respectively. During the Nine Months Ended September 30, 2015 and 2014, the Fund incurred brokerage fees of $165,961 and $37,982, respectively. As of September 30, 2015 and December 31, 2014, brokerage fees payables were $4,843 and $4,666, respectively. For the avoidance of doubt, from inception up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

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

September 30, 2015

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

As of December 31, 2014, the Fund held $68,613,950 of cash and $280,990,311 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $21,627,202 of cash and $470,990,982 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. Additionally, during that same three-day period, the Fund transferred all of its open positions of commodity futures contracts from the Predecessor Commodity Broker to the Commodity Broker and accordingly, $3,341,590 of futures variation margin was credited to the Commodity Broker account. $67,993,200 of United States Treasury Obligations was also transferred from the Custodian to the Commodity Broker to satisfy maintenance margin requirements. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of September 30, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of September 30, 2015, the Fund had $403,975,939 (or 81.71% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

September 30, 2015

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

The following is a summary of the tiered valuation input levels as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$485,007,625	$—	$485,007,625
Commodity Futures Contracts(a)	$(119,288,280)	$—	$—	$(119,288,280)

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2. As a result, United States Treasury Obligations were transferred from Level 1 to Level 2.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$280,990,311	$—	$—	$280,990,311
Commodity Futures Contracts(a)	$(59,187,450)	$—	$—	$(59,187,450)

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of September 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $11,000,000 face amount of United States Treasury Obligations valued at $10,999,263 which was recorded as payable for securities purchased as of December 31, 2014.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(j) Commodity Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on trade date. Open contracts are recorded in the Statements of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	September 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(119,288,280)	$—	$(59,187,450)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(937,209)	$2,258,200
	Net Change in Unrealized Gain (Loss)	(135,081,190)	(32,495,020)

Total		$(136,018,399)	$(30,236,820)

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(59,218,118)	$37,209,580
	Net Change in Unrealized Gain (Loss)	(60,100,830)	(34,050,630)

Total		$(119,318,948)	$3,158,950

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Commodity Futures Contracts		Commodity Futures Contracts
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Average Notional Value	$530,724,218	$264,876,150	$528,804,335	$295,775,081

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2015, net by contract:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Assets
Commodity Futures Contracts	$119,705,520	$(119,288,280)	$417,240	$—	$—	$417,240

Liabilities
Commodity Futures Contracts	$(119,288,280)	$119,288,280	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts	Statement of	the Statement of	Financial	Cash Collateral	Net
	Recognized(b)	Financial Condition	Financial Condition	Instruments(a)	Pledged(a)	Amount
Liabilities
Commodity Futures Contracts	$(59,187,450)	$—	$(59,187,450)	$—	$59,187,450	$—

(a)

As of September 30, 2015 and December 31, 2014, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(b)	Includes cumulative appreciation (depreciation) of commodity futures contracts.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $6.00 and $10.00 per round-turn trade during the Three and Nine Months Ended September 30, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Fund.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2015 and 2014, the Fund did not incur such expenses.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

(7) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator who serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to three business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the nonrefundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable net asset value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to three business days after the creation order date. By placing a creation order, and prior to receipt of the Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Creation orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) (the “CNS Clearing Process”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to three business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the CNS Clearing Process or (ii) if outside the CNS Clearing Process, only through the DTC Process, or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$14.66	$30.74	$15.51	$27.69
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(3.36)	(3.66)	(4.15)	(0.51)
Net investment income (loss) (a)	(0.02)	(0.05)	(0.08)	(0.15)

Net income (loss)	(3.38)	(3.71)	(4.23)	(0.66)

Net asset value per Share, end of period	$11.28	$27.03	$11.28	$27.03

Market value per Share, beginning of period(b)	$14.59	$30.77	$15.67	$27.71

Market value per Share, end of period(b)	$11.36	$27.10	$11.36	$27.10

Ratio to average Net Assets *
Net investment income (loss)	(0.74)%	(0.75)%	(0.77)%	(0.72)%

Total expenses	0.76%	0.78%	0.79%	0.77%

Total Return, at net asset value **	(23.06)%	(12.07)%	(27.27)%	(2.38)%

Total Return, at market value **	(22.14)%	(11.93)%	(27.51)%	(2.20)%

(a)	Calculated using averages shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosure and/or adjustment to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Oil Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in the PowerShares DB Oil Fund (the “Fund”), including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement and are the only Authorized Participants.

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is Light Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations on deposit with the custodian and Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin. After the Closing Date, the aggregate notional value of the futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended September 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended September 30, 2015” and the “Three Months Ended September 30, 2014”, respectively) and the nine months ended September 30, 2015 and 2014 (hereinafter referred to as the “Nine Months Ended September 30, 2015” and the “Nine Months Ended September 30, 2014”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2015 and 2014” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2015 and 2014

	Aggregate returns for index in the DBIQ-OY CL TR™
	Three Months Ended September 30,		Nine Months Ended September 30,
Underlying Index	2015	2014	2015	2014
DB Light Sweet Crude Oil (WTI) Indices	(22.91)%	(11.47)%	(26.61)%	(1.76)%

AGGREGATE RETURN	(22.91)%	(11.47)%	(26.61)%	(1.76)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in commodity futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the commodity futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to three business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) (the “CNS Clearing Process”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $(396.8) million and $84.6 million for the Nine Months Ended September 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Nine Months Ended September 30, 2015, $1,437.7 million was paid to purchase United States Treasury Obligations and $1,222.8 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2014, $820.0 million was paid to purchase United States Treasury Obligations and $869.0 million was received from sales and maturing United States Treasury Obligations. The net change in unrealized appreciation/depreciation on United States Treasury Obligations and commodity futures contracts increased (decreased) net cash provided by (used for) operating activities by $60.1 million and $34.1 million during the Nine Months Ended September 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $337.2 million and $(68.5) million during the Nine Months Ended September 30, 2015 and 2014, respectively. This included $449.3 million and 33.4 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2015 and 2014, respectively and $112.2 million and $101.9 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund is currently subject to accountability levels and may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBO, DBONV AND DBOLIX FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Fund Share Price Performance

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 22.14% from $14.59 per Share to $11.36 per Share. The Share price low and high for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded from a high of $14.17 per Share (-2.88%) on July 1, 2015 to a low of $9.89 per Share (-32.21%) on August 24, 2015.

For the Three Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 11.93% from $30.77 per Share to $27.10 per Share. The Share price low and high for the Three Months Ended September 30, 2014 and related change from the Share price on June 30, 2014 was as follows: Shares traded from a high of $30.76 per Share (-0.03%) on July 1, 2014, to a low of $27.10 per Share (-11.93%) on September 22 and September 30, 2014.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2015, the net asset value of each Share decreased 23.06% from $14.66 per Share to $11.28 per Share. Decreases in the price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2015 resulted in an overall 22.91% decrease in the level of the DBIQ-OY CL TR™.

Net income (loss) for the Three Months Ended September 30, 2015 was $(136.9) million, primarily resulting from net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $(135.1) million and operating expenses of $1.0 million.

For the Three Months Ended September 30, 2014, the net asset value of each Share decreased 12.07% from $30.74 per Share to $27.03 per Share. Decreases in price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2014 resulted in an overall 11.47% decrease in the level of the DBIQ-OY CL TR™.

Net income (loss) for the Three Months Ended September 30, 2014 was $(30.7) million, primarily resulting from $0.02 million of interest income, net realized gain (loss) of $2.3 million, net change in unrealized gain (loss) of $(32.5) million, and operating expenses of $0.5 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Fund Share Price Performance

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 27.51% from $15.67 per Share to $11.36 per Share. The Share price low and high for the Nine Months Ended September 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a high of $15.34 per Share (-2.11%) on May 5, 2015, to a low of $9.89 per Share (-36.87%) on August 24, 2015.

For the Nine Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 2.20% from $27.71 per Share to $27.10 per Share. The Share price low and high for the Nine Months Ended September 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $25.96 per Share (-6.32%) on January 13, 2014, to a high of $30.96 per Share (+11.71%) on June 25, 2014.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2015, the net asset value of each Share decreased 27.27% from $15.51 per Share to $11.28 per Share. Decreases in price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2015 resulted in an overall 26.61% decrease in the level of the DBIQ-OY CL TR™.

Net income (loss) for the Nine Months Ended September 30, 2015 was $(122.3) million, primarily resulting from net realized gain (loss) of $(59.2) million, net change in unrealized gain (loss) of $(60.1) million, and operating expenses of $3.1 million.

For the Nine Months Ended September 30, 2014, the net asset value of each Share decreased 2.38% from $27.69 per Share to $27.03 per Share. Decrease in price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2014 resulted in an overall 1.76% decrease in the level of the DBIQ-OY CL TR™.

Net income (loss) for the Nine Months Ended September 30, 2014 was $1.6 million, primarily resulting from $0.1 million of interest income, net realized gain (loss) of $37.2 million, net change in unrealized gain (loss) of $(34.1) million, and operating expenses of $1.6 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at risk, (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Nine Months Ended September 30, 2015 Number of times VaR Exceeded
PowerShares DB Oil Fund	$494,074,226	2.14%	$24,671,891	10

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB Oil Fund	$279,245,882	1.47%	$9,550,481	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of September 30, 2015 relating to the Index Commodity is as follows:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2015 to July 31, 2015	—	$—
August 1, 2015 to August 31, 2015	—	$—
September 1, 2015 to September 30, 2015	200,000	$11.11

Total	200,000	$11.11

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Oil Fund — September 30, 2015 and December 31, 2014 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Oil Fund — September 30, 2015 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Oil Fund — December 31, 2014 (Unaudited), (iv) the Statement of Income and Expenses of PowerShares DB Oil Fund — For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Oil Fund — For the Three Months Ended September 30, 2015 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Oil Fund — For the Three Months Ended September 30, 2014 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Oil Fund — For the Nine Months Ended September 30, 2015 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Oil Fund — For the Nine Months Ended September 30, 2014 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Oil Fund — For the Nine Months Ended September 30, 2015 and 2014 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Oil Fund-September 30, 2015.

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

Dated: November 6, 2015