Form 10-Q
period 2019-06-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2019-08-08
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of outstanding Shares as of June 30, 2019: 28,200,000 Shares.

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $258,305,930 and $227,903,022, respectively)	$258,418,472	$227,905,176
Affiliated Investments, at value (cost $31,795,384 and $33,299,423, respectively)	31,805,863	33,302,539
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	686,400
Cash held by custodian	99,980	—
Receivable for:
Dividends from affiliates	29,518	46,054
Total assets	$290,353,833	$261,940,169
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$4,599,080	$—
Payable for:
Due to custodian	—	188,160
Management fees	160,886	173,979
Brokerage commissions and fees	4,925	4,627
Total liabilities	4,764,891	366,766
Commitments and Contingencies (Note 10)

Equity
Shareholders' equity—General Shares	405	335
Shareholders' equity—Shares	285,588,537	261,573,068
Total shareholders' equity	285,588,942	261,573,403
Total liabilities and equity	$290,353,833	$261,940,169

General Shares outstanding	40	40
Shares outstanding	28,200,000	31,200,000
Net asset value per share	$10.13	$8.38
Market value per share	$10.06	$8.47

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

June 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.385% due August 1, 2019	22.37%	$63,889,502	$64,000,000
U.S. Treasury Bills, 2.360% due August 15, 2019 (b)	23.75	67,822,562	68,000,000
U.S. Treasury Bills, 2.240% due September 12, 2019	41.76	119,250,385	119,750,000
U.S. Treasury Bills, 2.210% due October 10, 2019	2.61	7,456,023	7,500,000
Total United States Treasury Obligations (cost $258,305,930)	90.49%	$258,418,472
Affiliated Investments			Shares
Exchange-Traded Fund	1.76%	$5,015,763	47,500
Invesco Treasury Collateral ETF (cost $5,005,284)(c)
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.26% (cost $26,790,100)(d)	9.38	26,790,100	26,790,100
Total Affiliated Investments (cost $31,795,384)	11.14%	$31,805,863
Total Investments in Securities (cost $290,101,314)	101.63%	$290,224,335

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $48,495,460 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	4,999	February - 2020	$285,542,880	$7,034,180	$7,034,180

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income
Interest Income	$1,620,579	$1,893,314	$3,315,182	$3,096,789
Dividends from Affiliates	120,563	92,920	273,505	157,020
Total Income	1,741,142	1,986,234	3,588,687	3,253,809
Expenses
Management Fees	543,232	843,913	1,116,839	1,527,233
Brokerage Commissions and Fees	1,281	138,521	37,456	200,175
Interest Expense	14,825	326	27,326	837
Total Expenses	559,338	982,760	1,181,621	1,728,245
Less: Waivers	(8,001)	(10,893)	(20,465)	(21,519)
Net Expenses	551,337	971,867	1,161,156	1,706,726
Net Investment Income (Loss)	1,189,805	1,014,367	2,427,531	1,547,083
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	7,865	(38,317)	7,258	(40,208)
Commodity Futures Contracts	1,068,450	56,725,197	(59,357,530)	116,385,865
Net Realized Gain (Loss)	1,076,315	56,686,880	(59,350,272)	116,345,657
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	106,305	90,695	110,388	66,226
Affiliated Investments	4,988	20,425	7,363	39,900
Commodity Futures Contracts	(12,092,445)	(678,041)	114,440,165	(26,300,845)
Net Change in Unrealized Gain (Loss)	(11,981,152)	(566,921)	114,557,916	(26,194,719)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(10,904,837)	56,119,959	55,207,644	90,150,938
Net Income (Loss)	$(9,715,032)	$57,134,326	$57,635,175	$91,698,021

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2019	40	$420	28,600,000	$300,662,930	$300,663,350
Purchases of Shares			1,000,000	9,651,469	9,651,469
Redemption of Shares			(1,400,000)	(15,010,845)	(15,010,845)
Net Increase (Decrease) due to Share Transactions			(400,000)	(5,359,376)	(5,359,376)
Net Income (Loss)
Net Investment Income (Loss)		2		1,189,803	1,189,805
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		1,076,311	1,076,315
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(21)		(11,981,131)	(11,981,152)
Net Income (Loss)		(15)		(9,715,017)	(9,715,032)
Net Change in Shareholders' Equity	—	(15)	(400,000)	(15,074,393)	(15,074,408)
Balance at June 30, 2019	40	$405	28,200,000	$285,588,537	$285,588,942

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

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$335	31,200,000	$261,573,068	$261,573,403
Purchases of Shares			2,200,000	20,442,487	20,442,487
Redemption of Shares			(5,200,000)	(54,062,123)	(54,062,123)
Net Increase (Decrease) due to Share Transactions			(3,000,000)	(33,619,636)	(33,619,636)
Net Income (Loss)
Net Investment Income (Loss)		3		2,427,528	2,427,531
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(72)		(59,350,200)	(59,350,272)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		139		114,557,777	114,557,916
Net Income (Loss)		70		57,635,105	57,635,175
Net Change in Shareholders' Equity	—	70	(3,000,000)	24,015,469	24,015,539
Balance at June 30, 2019	40	$405	28,200,000	$285,588,537	$285,588,942

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

Invesco DB Oil Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$57,635,175	$91,698,021
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(500,868,560)	(1,102,245,872)
Proceeds from securities sold and matured	473,764,559	1,044,806,951
Cost of affiliated investments purchased	(449,665,145)	(323,803,026)
Proceeds from affiliated investments sold	451,169,184	324,033,639
Net accretion of discount on United States Treasury Obligations	(3,291,649)	(3,096,789)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(7,258)	40,208
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(117,751)	(106,126)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	5,285,480	(462,743)
Dividends from affiliates	16,536	(22,131)
Management fees	(13,093)	108,245
Brokerage commissions and fees	298	(4,443)
Net cash provided by (used for) operating activities	33,907,776	30,945,934
Cash flows from financing activities:
Proceeds from purchases of Shares	20,442,487	699,852,343
Redemption of Shares	(54,062,123)	(731,806,426)
Increase (decrease) in payable for amount due to custodian, net	(188,160)	—
Net cash provided by (used for) financing activities	(33,807,796)	(31,954,083)
Net change in cash	99,980	(1,008,149)
Cash at beginning of period	—	1,008,149
Cash at end of period	$99,980	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$27,326	$837

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

June 30, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Fund monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

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

No distributions were paid for the three and six months ended June 30, 2019 and 2018.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2019 and 2018, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $8,001 and $20,465 for the three and six months ended June 30, 2019, respectively. The Managing Owner waived fees of $10,893 and $21,519 for the three and six months ended June 30, 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed DWS Investment Management Americas, Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of June 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$258,418,472	$—	$258,418,472
Exchange-Traded Fund	5,015,763	—	—	5,015,763
Money Market Mutual Fund	26,790,100	—	—	26,790,100
Total Investments in Securities	31,805,863	258,418,472	—	290,224,335
Other Investments - Assets(a)
Commodity Futures Contracts	7,034,180	—	—	7,034,180
Total Investments	$38,840,043	$258,418,472	$—	$297,258,515

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$227,905,176	$—	$227,905,176
Exchange-Traded Fund	5,008,400	—	—	5,008,400
Money Market Mutual Fund	28,294,139	—	—	28,294,139
Total Investments in Securities	33,302,539	227,905,176	—	261,207,715
Other Investments - Liabilities(a)
Commodity Futures Contracts	(107,405,985)	—	—	(107,405,985)
Total Investments	$(74,103,446)	$227,905,176	$—	$153,801,730

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,034,180	$—	$—	$(107,405,985)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$7,034,180	$(11,633,260)	$(4,599,080)	$4,599,080	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$108,092,385	$(107,405,985)	$686,400	$—	$—	$686,400

(a)	As of June 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,068,450	$56,725,197
	Net Change in Unrealized Gain (Loss)	(12,092,445)	(678,041)
Total		$(11,023,995)	$56,047,156

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(59,357,530)	$116,385,865
	Net Change in Unrealized Gain (Loss)	114,440,165	(26,300,845)
Total		$55,082,635	$90,085,020

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average Notional Value	$287,588,930	$381,466,505	$292,310,871	$375,546,119

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income

Invesco Treasury Collateral ETF	$5,010,775	$—	$—	$4,988	$—	$5,015,763	$30,054

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income

Invesco Treasury Collateral ETF	$5,008,400	$—	$—	$7,363	$—	$5,015,763	$58,992

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2018.

	Value 03/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 6/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$5,019,800	$—	$—	$20,425	$—	$5,040,225	$—

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$5,000,325	$—	$—	$39,900	$—	$5,040,225	$—

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$10.51	$11.17	$8.38	$10.21
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.42)	1.31	1.67	2.25
Net investment income (loss) (a)	0.04	0.02	0.08	0.04
Net income (loss)	(0.38)	1.33	1.75	2.29
Net asset value per Share, end of period	$10.13	$12.50	$10.13	$12.50
Market value per Share, beginning of period (b)	$10.52	$11.18	$8.47	$10.16
Market value per Share, end of period (b)	$10.06	$12.48	$10.06	$12.48

Ratio to average Net Assets (c)
Net investment income (loss)	1.64%	0.90%	1.63%	0.76%
Expenses, after waivers	0.76%	0.86%	0.78%	0.84%
Expenses, prior to waivers	0.77%	0.87%	0.79%	0.85%
Total Return, at net asset value (d)	(3.62)%	11.91%	20.88%	22.43%
Total Return, at market value (d)	(4.37)%	11.63%	18.77%	22.83%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

     Index Description

The Managing Owner pays DWS Investment Management Americas, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, DWS Investment Management Americas, Inc. or any subsidiary or affiliate of Deutsche Bank AG or DWS Investment Management Americas, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “Index”) is the exclusive property of DWS Investment Management Americas, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by DWS Investment Management Americas, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner, or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Americas, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

     Operating Activities

Net cash flow provided by (used for) operating activities was $33.9 million and $30.9 million for the six months ended June 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2019, $500.9 million was paid to purchase United States Treasury Obligations and $473.8 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2018, $1,102.2 million was paid to purchase United States Treasury Obligations and $1,044.8 million was received from sales and maturing United States Treasury Obligations. $451.2 million was received from sales of affiliated investments and $449.7 million was paid to purchase affiliated investments during the six months ended June 30, 2019. $324.0 million was received from sales of affiliated investments and $323.8 million was paid to purchase affiliated investments during the six months ended June 30, 2018.

     Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(33.8) million and $(32.0) million during the six months ended June 30, 2019 and 2018, respectively. This included $20.4 million and $699.9 million from Shares purchased by Authorized Participants and $54.1 million and $731.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, amounts due to the Custodian decreased by $0.2 million. There were no amounts due to the Custodian for the six months ended June 30, 2018.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

     Performance Summary

This Report covers the three and six months ended June 30, 2019 and 2018.  Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2019	2018	2019	2018
DB Light Sweet Crude Oil (WTI) Indices	(3.53)%	12.22%	21.14%	23.10%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased 4.37% from $10.52 per Share to $10.06 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $9.11 per Share (-13.41%) on June 5, 2019, and a high of $11.19 per Share (+6.37%) on April 23, 2019.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the NAV of each Share decreased 3.62% from $10.51 per Share to $10.13 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2019 contributed to an overall 4.10% decrease in the level of the Index and to a 3.53% decrease in the level of the DBIQ-OY CL TR™.

Net income (loss) for the three months ended June 30, 2019 was $(9.7) million, primarily resulting from $1.7 million of income, net realized gain (loss) of $1.1 million, net change in unrealized gain (loss) of $(12.0) million and operating expenses of $0.5 million.

For the three months ended June 30, 2018, the NAV of each Share increased 11.91% from $11.17 per Share to $12.50 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2018, contributed to an overall 11.71% increase in the level of the Index and to a 12.22% increase in the level of the DBIQ-OY CL TR™.

Net income (loss) for the three months ended June 30, 2018 was $57.1 million, primarily resulting from $2.0 million of income, net realized gain (loss) of $56.7 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $1.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

          For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased 18.77% from $8.47 per Share to $10.06 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $8.62 per Share (+1.77%) on January 2, 2019, and a high of $11.19 per Share (+32.13%) on April 23, 2019.

           For the six months ended June 30, 2018, the NYSE Arca market value of each Share increased 22.83% from $10.16 per Share to $12.48 per Share. The Share price low and high for the six months ended June 30, 2018 and related change from the Share price on

December 31, 2017 was as follows: Shares traded at a low of $10.08 per Share (-0.79%) on February 9, 2018, and a high of $12.65 per

Share (+24.52%) on May 21, 2018.

Fund Share Net Asset Performance

            For the six months ended June 30, 2019, the NAV of each Share increased 20.88% from $8.38 per Share to $10.13 per Share.

Rising commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2019 contributed to an overall 19.73% increase in the level of the Index and to a 21.14% increase in the level of the DBIQ-OY CL TR™.

            Net income (loss) for the six months ended June 30, 2019 was $57.6 million, primarily resulting from $3.6 million of income,

net realized gain (loss) of $(59.3) million, net change in unrealized gain (loss) of $114.5 million and operating expenses of $1.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2019.

				For the Six Months Ended
				June 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$285,588,942	1.67%	$11,112,392	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$261,573,403	1.55%	$9,463,980	32

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019:

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

     Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the “Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action letter on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Fund’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund.  The SEC no-action relief was initially set to expire eighteen (18) months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2019 to April 30, 2019	400,000	$11.17
May 1, 2019 to May 31, 2019	1,000,000	$10.54
June 1, 2019 to June 30, 2019	—	—
Total	1,400,000	$10.72

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – June 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –

June 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2018 (Unaudited),

(iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Six Months Ended June 30,

2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the

Three Months Ended June 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB

Oil Fund – For the Three Months Ended June 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’

Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2019 (Unaudited), (viii) the Statement of Changes in

Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2018 (Unaudited) (ix) the Statements

of Cash Flows of Invesco DB Oil Fund – For the Six Months Ended June 30, 2019 and 2018 (Unaudited), and (x) Notes to

Unaudited Financial Statements of Invesco DB Oil Fund – June 30, 2019.

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
Dated: August 7, 2019