Form 10-Q
period 2023-06-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-08-04
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023: 17,350,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $82,686,061 and $137,565,846, respectively)	$82,714,007	$137,598,060
Affiliated investments, at value (cost $164,884,056 and $159,226,834, respectively)	164,877,791	159,154,074
Other investments:
Variation margin receivable - Commodity Futures Contracts	1,846,468	6,560,320
Receivable for:
Dividends from affiliates	455,859	445,382
Total assets	$249,894,125	$303,757,836
Liabilities
Payable for:
Fund shares reacquired	4,245,400	—
Management fees	139,411	182,768
Brokerage commissions and fees	4,835	4,775
Total liabilities	$4,389,646	$187,543
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	566	607
Shareholders' equity—Shares	245,503,913	303,569,686
Total shareholders' equity	245,504,479	303,570,293
Total liabilities and equity	$249,894,125	$303,757,836

General Shares outstanding	40	40
Shares outstanding	17,350,000	20,000,000
Net asset value per share	$14.15	$15.18
Market value per share	$14.13	$15.21

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.780% due July 6, 2023	22.39%	$54,977,347	$55,000,000
U.S. Treasury Bills, 5.220% due September 7, 2023	11.30	27,736,660	28,000,000
Total United States Treasury Obligations (cost $82,686,061)	33.69%	$82,714,007
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $53,954,170)(b)(c)	21.97%	$53,947,905	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $110,929,886)(c)(d)	45.19	110,929,886	110,929,886
Total Affiliated Investments (cost $164,884,056)	67.16%	$164,877,791
Total Investments in Securities (cost $247,570,117)	100.85%	$247,591,798

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
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	3,496	December - 2023	$253,507,734	$(8,088,534)	$(8,088,534)

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

December 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 3.340% due January 5, 2023	27.99%	$84,982,858	$85,000,000
U.S. Treasury Bills, 4.285% due March 2, 2023	8.18	24,829,469	25,000,000
U.S. Treasury Bills, 4.270% due March 9, 2023	9.15	27,785,733	28,000,000
Total United States Treasury Obligations (cost $137,565,846)	45.32%	$137,598,060
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $53,954,170)(b)(c)	17.75%	$53,881,410	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.22% (cost $105,272,664)(c)(d)	34.68	105,272,664	105,272,664
Total Affiliated Investments (cost $159,226,834)	52.43%	$159,154,074
Total Investments in Securities (cost $296,792,680)	97.75%	$296,752,134

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$1,194,038	$262,317	$2,391,246	$322,256
Dividends from Affiliates	1,942,109	566,379	3,816,153	624,755
Total Income	3,136,147	828,696	6,207,399	947,011
Expenses
Management Fees	486,221	990,257	1,013,902	1,901,353
Brokerage Commissions and Fees	1,910	2,234	3,446	6,035
Interest Expense	27,512	6,653	55,263	16,443
Total Expenses	515,643	999,144	1,072,611	1,923,831
Less: Waivers	(38,260)	(81,410)	(75,730)	(94,095)
Net Expenses	477,383	917,734	996,881	1,829,736
Net Investment Income (Loss)	2,658,764	(89,038)	5,210,518	(882,725)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(1)	—	(1)
Commodity Futures Contracts	(2,430,484)	15,489,750	(3,428,688)	35,222,902
Net Realized Gain (Loss)	(2,430,484)	15,489,749	(3,428,688)	35,222,901
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(17,032)	(216,597)	(4,268)	(291,019)
Affiliated Investments	(30,690)	20,805	66,495	(10,402)
Commodity Futures Contracts	(7,482,746)	12,929,632	(20,294,904)	112,531,514
Net Change in Unrealized Gain (Loss)	(7,530,468)	12,733,840	(20,232,677)	112,230,093
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(9,960,952)	28,223,589	(23,661,365)	147,452,994
Net Income (Loss)	$(7,302,188)	$28,134,551	$(18,450,847)	$146,570,269

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$584	19,200,000	$280,086,688	$280,087,272
Purchases of Shares			1,600,000	22,714,691	22,714,691
Redemption of Shares			(3,450,000)	(49,995,296)	(49,995,296)
Net Increase (Decrease) due to Share Transactions			(1,850,000)	(27,280,605)	(27,280,605)
Net Income (Loss)
Net Investment Income (Loss)		7		2,658,757	2,658,764
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(6)		(2,430,478)	(2,430,484)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(19)		(7,530,449)	(7,530,468)
Net Income (Loss)		(18)		(7,302,170)	(7,302,188)
Net Change in Shareholders' Equity	—	(18)	(1,850,000)	(34,582,775)	(34,582,793)
Balance at June 30, 2023	40	$566	17,350,000	$245,503,913	$245,504,479

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

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$607	20,000,000	$303,569,686	$303,570,293
Purchases of Shares			2,600,000	36,789,295	36,789,295
Redemption of Shares			(5,250,000)	(76,404,262)	(76,404,262)
Net Increase (Decrease) due to Share Transactions			(2,650,000)	(39,614,967)	(39,614,967)
Net Income (Loss)
Net Investment Income (Loss)		12		5,210,506	5,210,518
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(8)		(3,428,680)	(3,428,688)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(45)		(20,232,632)	(20,232,677)
Net Income (Loss)		(41)		(18,450,806)	(18,450,847)
Net Change in Shareholders' Equity	—	(41)	(2,650,000)	(58,065,773)	(58,065,814)
Balance at June 30, 2023	40	$566	17,350,000	$245,503,913	$245,504,479

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

Invesco DB Oil Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(18,450,847)	$146,570,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(183,775,480)	(227,009,719)
Proceeds from securities sold and matured	241,000,000	128,009,300
Cost of affiliated investments purchased	(275,773,881)	(714,555,460)
Proceeds from affiliated investments sold	270,116,659	730,865,245
Net accretion of discount on United States Treasury Obligations	(2,344,735)	(320,338)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	1
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(62,227)	301,421
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	4,713,852	9,580,720
Dividends from affiliates	(10,477)	(255,198)
Management fees	(43,357)	38,614
Brokerage commissions and fees	60	(175)
Net cash provided by (used in) operating activities	35,369,567	73,224,680
Cash flows from financing activities:
Proceeds from purchases of Shares	36,789,295	61,838,135
Redemption of Shares	(72,158,862)	(135,062,815)
Net cash provided by (used in) financing activities	(35,369,567)	(73,224,680)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$55,263	$16,443

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

The Managing Owner waived fees of $38,260 and $75,730 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $81,410 and $94,095 for the three and six months ended June 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no other cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$82,714,007	$—	$82,714,007
Exchange-Traded Fund	53,947,905	—	—	53,947,905
Money Market Mutual Fund	110,929,886	—	—	110,929,886
Total Investments in Securities	164,877,791	82,714,007	—	247,591,798
Other Investments - Liabilities(a)
Commodity Futures Contracts	(8,088,534)	—	—	(8,088,534)
Total Investments	$156,789,257	$82,714,007	$—	$239,503,264

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$137,598,060	$—	$137,598,060
Exchange-Traded Fund	53,881,410	—	—	53,881,410
Money Market Mutual Fund	105,272,664	—	—	105,272,664
Total Investments in Securities	159,154,074	137,598,060	—	296,752,134
Other Investments - Assets(a)
Commodity Futures Contracts	12,206,370	—	—	12,206,370
Total Investments	$171,360,444	$137,598,060	$—	$308,958,504

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(8,088,534)	$12,206,370	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(2,430,484)	$15,489,750
	Net Change in Unrealized Gain (Loss)	(7,482,746)	12,929,632
Total		$(9,913,230)	$28,419,382

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(3,428,688)	$35,222,902
	Net Change in Unrealized Gain (Loss)	(20,294,904)	112,531,514
Total		$(23,723,592)	$147,754,416

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$258,804,935	$516,419,635	$274,184,234	$495,992,946

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$53,978,595	$—	$—	$(30,690)	$—	$53,947,905	$591,621
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	118,836,481	132,616,913	(140,523,508)	—	—	110,929,886	1,350,488
Total	$172,815,076	$132,616,913	$(140,523,508)	$(30,690)	$—	$164,877,791	$1,942,109

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$53,881,410	$—	$—	$66,495	$—	$53,947,905	$1,109,832
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	105,272,664	275,773,881	(270,116,659)	—	—	110,929,886	2,706,321
Total	$159,154,074	$275,773,881	$(270,116,659)	$66,495	$—	$164,877,791	$3,816,153

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 3/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$43,919,355	$—	$—	$20,805	$—	$43,940,160	$29,739
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	363,236,924	340,549,753	(402,099,278)	—	—	301,687,399	536,640
Total	$407,156,279	$340,549,753	$(402,099,278)	$20,805	$—	$345,627,559	$566,379

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$43,950,562	$—	$—	$(10,402)	$—	$43,940,160	$32,385
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	317,997,184	714,555,460	(730,865,245)	—	—	301,687,399	592,370
Total	$361,947,746	$714,555,460	$(730,865,245)	$(10,402)	$—	$345,627,559	$624,755

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$14.59	$17.23	$15.18	$13.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.59)	0.98	(1.31)	4.74
Net investment income (loss) (b)	0.15	—	0.28	(0.03)
Net income (loss)	(0.44)	0.98	(1.03)	4.71
Net asset value per Share, end of period	$14.15	$18.21	$14.15	$18.21
Market value per Share, beginning of period (c)	$14.58	$17.35	$15.21	$13.57
Market value per Share, end of period (c)	$14.13	$18.24	$14.13	$18.24

Ratio to average Net Assets (d)
Net investment income (loss)	4.10%	(0.07)%	3.85%	(0.35)%
Expenses, after waivers	0.74%	0.69%	0.74%	0.72%
Expenses, prior to waivers	0.79%	0.76%	0.79%	0.76%
Total Return, at net asset value (e)	(3.02)%	5.69%	(6.79)%	34.89%
Total Return, at market value (e)	(3.09)%	5.13%	(7.10)%	34.41%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $35.4 million and $73.2 million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $183.8 million was paid to purchase United States Treasury Obligations and $241.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $227.0 million was paid to purchase United States Treasury Obligations and $128.0 million was received from sales and maturing United States Treasury Obligations. $270.1 million was received from sales of affiliated investments and $275.8 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $730.9 million was received from sales of affiliated investments and $714.6 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(35.4) million and $(73.2) million during the six months ended June 30, 2023 and 2022, respectively. This included $36.8 million and $61.8 million from Shares purchased by Authorized Participants and $72.2 million and $135.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBO - For the Three Months Ended June 30, 2023
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2023
6/30/2023
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

DBO - For the Six Months Ended June 30, 2023
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Percentage Change
12/31/2022
6/30/2023
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBO - For the Six Months Ended June 30, 2022
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
6/30/2022
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Light Sweet Crude Oil (WTI) Indices	(2.73)%	5.98%	(6.31)%	35.67'%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $14.58 per Share to $14.13 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $13.32 per Share (-8.64%) on May 3, 2023 and a high of $15.64 per Share (+7.27%) on April 12, 2023. The total return for the Fund on a market value basis was -3.09%.

In the second quarter of 2023, crude oil prices were pressured by the slower than expected recovery in China and recession concerns driven by US Federal Reserve policy, banking sector stress, and political controversy surrounding the US debt ceiling, fueling a broader risk-off sentiment. Russian oil supplies also continued to flow despite the ban on imports in some countries which contributed to increased oil supply. Further, higher interest rates led to higher storage costs, which resulted in a great deal of both financial and physical destocking.

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

Despite plunging sharply towards the end of the quarter and crossing below the key $100 per barrel threshold as recession fears triggered a pullback from risk assets, crude oil still managed to edge higher in the second quarter of 2022. Prices rallied initially, following the European Union’s ban of Russian oil, which exacerbated already elevated supply concerns. In addition to the gap left by Russia, OPEC’s dwindling spare production capacity, one of the few remaining shock absorbers, also raised serious concerns.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share decreased from $14.59 per Share to $14.15 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2023 contributed to an overall 3.97% decrease in the level of the Index and to a 2.73% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -3.02%.

Net income (loss) for the three months ended June 30, 2023 was $(7.3) million, primarily resulting from $3.1 million of income, net realized gain (loss) of $(2.4) million, net change in unrealized gain (loss) of $(7.5) million and net operating expenses of $0.5 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $15.21 per Share to $14.13 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $13.10 per Share (-13.88%) on March 17, 2023 and a high of $15.64 per Share (+2.83%) on April 12, 2023. The total return for the Fund on a market value basis was -7.10%.

Crude oil prices ended the first two quarters of 2023 in negative territory. While prices oscillated during the first quarter on crude inventory builds, Federal Reserve rate hike concerns, the Russian “production cut”, mandated US Strategic Petroleum Reserve (SPR) releases, and some optimistic signs out of China, losses were extended in the second quarter. Headwinds from the disappointing recovery in China and recession concerns driven by US Federal Reserve policy, banking sector stress, and political controversy surrounding the US debt ceiling continued to blow hard, while Russian oil supplies continued to make their way onto the market adding to oil inventories. Front month crude oil prices were down over 8% year-to-date.

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

Despite the pullback towards the end of the second quarter of 2022 due to intensifying recession fears, the Fund posted a significant gain of over 34% in the first half of the year. Snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions, most notably the European Union’s ban of Russian oil and refined products, sent front month WTI crude oil prices into triple digit territory. In addition to the massive gap left by Russia (the world’s third largest oil producer), OPEC’s dwindling spare production capacity, one of the few remaining shock absorbers, fed into concerns over a severe global energy crisis.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share decreased from $15.18 per Share to $14.15 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2023 contributed to an overall 8.58% decrease in the level of the Index and to a 6.31% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -6.79%.

Net income (loss) for the six months ended June 30, 2023 was $(18.5) million, primarily resulting from $6.2 million of income, net realized gain (loss) of $(3.4) million, net change in unrealized gain (loss) of $(20.2) million and net operating expenses of $1.0 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$245,504,479	1.87%	$10,905,844	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$303,570,293	2.09%	$14,786,959	16

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	1,150,000	$15.26
May 1, 2023 to May 31, 2023	1,200,000	14.19
June 1, 2023 to June 30, 2023	1,100,000	14.01
Total	3,450,000	$14.49

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

4.1	Amendment No. 3 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Oil Fund – For the Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: August 3, 2023		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools