Form 10-Q
period 2023-09-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-11-08
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 15,150,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $67,510,670 and $137,565,846, respectively)	$67,521,843	$137,598,060
Affiliated investments, at value (cost $209,887,246 and $159,226,834, respectively)	209,896,326	159,154,074
Other investments:
Variation margin receivable - Commodity Futures Contracts	—	6,560,320
Receivable for:
Dividends from affiliates	864,752	445,382
Total assets	$278,282,921	$303,757,836
Liabilities
Other investments:
Variation margin payable - Commodity Futures Contracts	2,439,837	—
Payable for:
Fund shares reacquired	7,092,065	—
Management fees	152,385	182,768
Brokerage commissions and fees	4,954	4,775
Total liabilities	$9,689,241	$187,543
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	709	607
Shareholders' equity—Shares	268,592,971	303,569,686
Total shareholders' equity	268,593,680	303,570,293
Total liabilities and equity	$278,282,921	$303,757,836

General Shares outstanding	40	40
Shares outstanding	15,150,000	20,000,000
Net asset value per share	$17.73	$15.18
Market value per share	$17.77	$15.21

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.280% due October 5, 2023	14.89%	$39,982,450	$40,000,000
U.S. Treasury Bills, 5.315% due December 7, 2023	5.16	13,863,710	14,000,000
U.S. Treasury Bills, 5.300% due March 7, 2024	5.09	13,675,683	14,000,000
Total United States Treasury Obligations (cost $67,510,670)	25.14%	$67,521,843
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $53,954,170)(b)(c)	20.09%	$53,963,250	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $155,933,076)(c)(d)	58.06	155,933,076	155,933,076
Total Affiliated Investments (cost $209,887,246)	78.15%	$209,896,326
Total Investments in Securities (cost $277,397,916)	103.29%	$277,418,169

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
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	3,089	January - 2024	$224,930,149	$43,751,071	$43,751,071

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$943,103	$819,790	$3,334,349	$1,142,046
Dividends from Affiliates	2,466,397	945,292	6,282,550	1,570,047
Total Income	3,409,500	1,765,082	9,616,899	2,712,093
Expenses
Management Fees	491,856	740,049	1,505,758	2,641,402
Brokerage Commissions and Fees	3,240	3,824	6,686	9,859
Interest Expense	17,034	22,470	72,297	38,913
Total Expenses	512,130	766,343	1,584,741	2,690,174
Less: Waivers	(45,256)	(45,581)	(120,986)	(139,676)
Net Expenses	466,874	720,762	1,463,755	2,550,498
Net Investment Income (Loss)	2,942,626	1,044,320	8,153,144	161,595
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	110	—	110	(1)
Affiliated Investments	—	(100,756)	—	(100,756)
Commodity Futures Contracts	3,433,127	29,376,902	4,439	64,599,804
Net Realized Gain (Loss)	3,433,237	29,276,146	4,549	64,499,047
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(16,773)	128,494	(21,041)	(162,525)
Affiliated Investments	15,345	22,218	81,840	11,816
Commodity Futures Contracts	51,839,605	(102,841,696)	31,544,701	9,689,818
Net Change in Unrealized Gain (Loss)	51,838,177	(102,690,984)	31,605,500	9,539,109
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	55,271,414	(73,414,838)	31,610,049	74,038,156
Net Income (Loss)	$58,214,040	$(72,370,518)	$39,763,193	$74,199,751

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$566	17,350,000	$245,503,913	$245,504,479
Purchases of Shares			2,550,000	42,784,001	42,784,001
Redemption of Shares			(4,750,000)	(77,908,840)	(77,908,840)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(35,124,839)	(35,124,839)
Net Income (Loss)
Net Investment Income (Loss)		9		2,942,617	2,942,626
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		8		3,433,229	3,433,237
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		126		51,838,051	51,838,177
Net Income (Loss)		143		58,213,897	58,214,040
Net Change in Shareholders' Equity	—	143	(2,200,000)	23,089,058	23,089,201
Balance at September 30, 2023	40	$709	15,150,000	$268,592,971	$268,593,680

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

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$607	20,000,000	$303,569,686	$303,570,293
Purchases of Shares			5,150,000	79,573,296	79,573,296
Redemption of Shares			(10,000,000)	(154,313,102)	(154,313,102)
Net Increase (Decrease) due to Share Transactions			(4,850,000)	(74,739,806)	(74,739,806)
Net Income (Loss)
Net Investment Income (Loss)		21		8,153,123	8,153,144
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		4,549	4,549
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		81		31,605,419	31,605,500
Net Income (Loss)		102		39,763,091	39,763,193
Net Change in Shareholders' Equity	—	102	(4,850,000)	(34,976,715)	(34,976,613)
Balance at September 30, 2023	40	$709	15,150,000	$268,592,971	$268,593,680

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

Invesco DB Oil Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$39,763,193	$74,199,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(250,683,455)	(311,563,692)
Proceeds from securities sold and matured	324,000,110	203,009,300
Cost of affiliated investments purchased	(400,863,093)	(958,423,257)
Proceeds from affiliated investments sold	350,202,681	1,170,677,154
Net accretion of discount on United States Treasury Obligations	(3,261,369)	(1,125,066)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(110)	100,757
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(60,799)	150,709
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	9,000,157	(2,911,790)
Dividends from affiliates	(419,370)	(267,610)
Management fees	(30,383)	(61,478)
Brokerage commissions and fees	179	(40)
Net cash provided by (used in) operating activities	67,647,741	173,784,738
Cash flows from financing activities:
Proceeds from purchases of Shares	79,573,296	68,210,234
Redemption of Shares	(147,221,037)	(241,994,972)
Net cash provided by (used in) financing activities	(67,647,741)	(173,784,738)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$72,297	$38,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $45,256 and $120,986 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $45,581 and $139,676 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no other cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$67,521,843	$—	$67,521,843
Exchange-Traded Fund	53,963,250	—	—	53,963,250
Money Market Mutual Fund	155,933,076	—	—	155,933,076
Total Investments in Securities	209,896,326	67,521,843	—	277,418,169
Other Investments - Liabilities(a)
Commodity Futures Contracts	43,751,071	—	—	43,751,071
Total Investments	$253,647,397	$67,521,843	$—	$321,169,240

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$137,598,060	$—	$137,598,060
Exchange-Traded Fund	53,881,410	—	—	53,881,410
Money Market Mutual Fund	105,272,664	—	—	105,272,664
Total Investments in Securities	159,154,074	137,598,060	—	296,752,134
Other Investments - Assets(a)
Commodity Futures Contracts	12,206,370	—	—	12,206,370
Total Investments	$171,360,444	$137,598,060	$—	$308,958,504

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$43,751,071	$—	$12,206,370	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$3,433,127	$29,376,902
	Net Change in Unrealized Gain (Loss)	51,839,605	(102,841,696)
Total		$55,272,732	$(73,464,794)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$4,439	$64,599,804
	Net Change in Unrealized Gain (Loss)	31,544,701	9,689,818
Total		$31,549,140	$74,289,622

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$258,914,133	$404,105,463	$270,952,697	$466,539,099

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$53,947,905	$—	$—	$15,345	$—	$53,963,250	$668,510
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	110,929,886	125,089,213	(80,086,023)	—	—	155,933,076	1,797,887
Total	$164,877,791	$125,089,213	$(80,086,023)	$15,345	$—	$209,896,326	$2,466,397

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$53,881,410	$—	$—	$81,840	$—	$53,963,250	$1,778,342
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	105,272,664	400,863,093	(350,202,681)	—	—	155,933,076	4,504,208
Total	$159,154,074	$400,863,093	$(350,202,681)	$81,840	$—	$209,896,326	$6,282,550

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$14.15	$18.21	$15.18	$13.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.40	(3.10)	2.09	1.65
Net investment income (loss) (b)	0.18	0.05	0.46	0.01
Net income (loss)	3.58	(3.05)	2.55	1.66
Net asset value per Share, end of period	$17.73	$15.16	$17.73	$15.16
Market value per Share, beginning of period (c)	$14.13	$18.24	$15.21	$13.57
Market value per Share, end of period (c)	$17.77	$15.19	$17.77	$15.19

Ratio to average Net Assets (d)
Net investment income (loss)	4.48%	1.06%	4.06%	0.05%
Expenses, after waivers	0.71%	0.73%	0.73%	0.72%
Expenses, prior to waivers	0.78%	0.78%	0.79%	0.76%
Total Return, at net asset value (e)	25.30%	(16.75)%	16.80%	12.30%
Total Return, at market value (e)	25.76%	(16.72)%	16.83%	11.94%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $67.6 million and $173.8 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $250.7 million was paid to purchase United States Treasury Obligations and $324.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $311.6 million was paid to purchase United States Treasury Obligations and $203.0 million was received from sales and maturing United States Treasury Obligations. $350.2 million was received from sales of affiliated investments and $400.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $1,170.7 million was received from sales of affiliated investments and $958.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(67.6) million and $(173.8) million during the nine months ended September 30, 2023 and 2022, respectively. This included $79.6 million and $68.2 million from Shares purchased by Authorized Participants and $147.2 million and $242.0 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBO - For the Three Months Ended September 30, 2023
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
6/30/2023
9/30/2023
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

DBO - For the Nine Months Ended September 30, 2023
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2022
9/30/2023
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

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Light Sweet Crude Oil (WTI) Indices	25.58%	(16.44)%	17.65%	13.37%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $14.13 per Share to $17.77 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $14.08 per Share (-0.35%) on July 3, 2023 and a high of $18.18 per Share (+28.67%) on September 27, 2023. The total return for the Fund on a market value basis was +25.76%.

Crude oil posted strong returns in the third quarter of 2023. Front month prices gained nearly 30% as Saudi Arabia and Russia both indicated that they would continue to limit oil supply through the end of the year, helping the global oil market return to a deficit in July. Demand also came in stronger than expected with China and several non-traditional consuming regions like Latin America and Africa surprising with increased demand. Finally, an improving macro sentiment supported by increased confidence that the Federal Reserve was nearing the end of its rate hike cycle further helped crude oil recover.

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

Crude oil prices fell sharply in the third quarter of 2022 with recession fears dominating investor sentiment, overpowering strong oil fundamentals. Prices seesawed throughout the quarter as developments in the Russian oil price cap discussions, OPEC+ actions, U.S. Strategic Petroleum Reserve (SPR) releases, the Russo-Ukraine war and other market drivers added to market uncertainty, driving price volatility. However, it was still insufficient to reverse earlier losses from falling market risk appetite.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $14.15 per Share to $17.73 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2023 contributed to an overall 23.90% increase in the level of the Index and to a 25.58% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +25.30%.

Net income (loss) for the three months ended September 30, 2023 was $58.2 million, primarily resulting from $3.4 million of income, net realized gain (loss) of $3.4 million, net change in unrealized gain (loss) of $51.8 million and net operating expenses of $0.5 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $15.21 per Share to $17.77 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $13.10 per Share (-13.88%) on March 17, 2023 and a high of $18.18 per Share (+19.53%) on September 27, 2023. The total return for the Fund on a market value basis was +16.83%.

Crude oil prices ended the first three quarters of 2023 in positive territory thanks to strong gains in the third quarter. While prices ping ponged in the first quarter on crude inventory builds, Federal Reserve rate hike concerns, the Russian “production cut”, mandated US Strategic Petroleum Reserve (SPR) releases, and some optimistic signs out of China, losses were extended in the second quarter. Headwinds from the disappointing recovery in China and Federal Reserve/banking sector/debt ceiling-driven recession concerns continued to blow hard, while Russian oil supplies continued to make their way onto the market adding to the sloppiness in balances. However, prices recovered significantly in June and through the third quarter as Saudi Arabian and Russian supply curbs brought the global oil market back to a deficit and demand outperformed expectations. Macro sentiment also improved amid US economic resilience and a slowdown in Federal Reserve interest rate hikes, supporting broader risk appetite.

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

Despite the pull back towards the end of the second quarter through the third quarter due to intensifying recession fears, the Fund managed to sustain a gain of over 10% year-to-date in 2022. Snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions, most notably the European Union’s ban of Russian oil and refined products, sent front month WTI crude oil prices into triple digit territory in the second quarter and continued to drive price volatility in the third quarter.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share increased from $15.18 per Share to $17.73 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2023 contributed to an overall 13.27% increase in the level of the Index and to a 17.65% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +16.80%.

Net income (loss) for the nine months ended September 30, 2023 was $39.8 million, primarily resulting from $9.6 million of income, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $31.6 million and net operating expenses of $1.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$268,593,680	1.54%	$9,889,075	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$303,570,293	2.09%	$14,786,959	16

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	1,500,000	$15.07
August 1, 2023 to August 31, 2023	1,250,000	16.12
September 1, 2023 to September 30, 2023	2,000,000	17.58
Total	4,750,000	$16.40

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: November 7, 2023		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools