Form 10-Q
period 2024-03-31
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-05-08
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of outstanding Shares as of March 31, 2024: 16,150,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $82,526,584 and $81,766,552, respectively)	$82,530,204	$81,824,337
Affiliated investments, at value (cost $165,267,049 and $162,787,879, respectively)	165,260,784	162,850,666
Other investments:
Variation margin receivable - Commodity Futures Contracts	3,222,450	—
Receivable for:
Dividends from affiliates	702,575	818,343
Total assets	$251,716,013	$245,493,346
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$838,080
Payable for:
Distributions	—	159,628
Management fees	143,786	149,188
Brokerage commissions and fees	5,004	4,958
Total liabilities	$148,790	$1,151,854
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	623	558
Shareholders' equity—Shares	251,566,600	244,340,934
Total shareholders' equity	251,567,223	244,341,492
Total liabilities and equity	$251,716,013	$245,493,346

General Shares outstanding	40	40
Shares outstanding	16,150,000	17,500,000
Net asset value per share	$15.58	$13.96
Market value per share	$15.54	$13.92

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

March 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.105% due September 5, 2024	5.44%	$13,687,762	$14,000,000
U.S. Treasury Bills, 5.240% due June 6, 2024	5.51%	13,866,213	14,000,000
U.S. Treasury Bills, 5.280% due April 4, 2024	21.85%	54,976,229	55,000,000
Total United States Treasury Obligations (cost $82,526,584)	32.80%	$82,530,204
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170)(b)(c)	21.44%	$53,947,905	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $111,312,879)(c)(d)	44.25%	111,312,879	111,312,879
Total Affiliated Investments (cost $165,267,049)	65.69%	$165,260,784
Total Investments in Securities (cost $247,793,633)	98.49%	$247,790,988

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
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	3,255	January - 2025	$251,253,450	$23,386,819	$23,386,819

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.250% due March 7, 2024	5.68%	$13,868,524	$14,000,000
U.S. Treasury Bills, 5.245% due April 4, 2024	22.21	54,261,877	55,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	5.60	13,693,936	14,000,000
Total United States Treasury Obligations (cost $81,766,552)	33.49%	$81,824,337
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term ETF (cost $53,954,170)(b)(c)(d)	22.11%	54,016,957	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $108,833,709)(b)(e)	44.54	108,833,709	108,833,709
Total Affiliated Investments (cost $162,787,879)	66.65%	$162,850,666
Total Investments in Securities (cost $244,554,431)	100.14%	$244,675,003

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Income
Interest Income	$1,140,234	$1,197,208
Dividends from Affiliates	2,163,257	1,874,044
Total Income	3,303,491	3,071,252
Expenses
Management Fees	465,554	527,681
Brokerage Commissions and Fees	2,356	1,536
Interest Expense	25,841	27,751
Total Expenses	493,751	556,968
Less: Waivers	(38,620)	(37,470)
Net Expenses	455,131	519,498
Net Investment Income (Loss)	2,848,360	2,551,754
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	(116,368)	(998,204)
Net Realized Gain (Loss)	(116,368)	(998,204)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(54,165)	12,764
Affiliated Investments	(69,052)	97,185
Commodity Futures Contracts	24,214,651	(12,812,158)
Net Change in Unrealized Gain (Loss)	24,091,434	(12,702,209)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	23,975,066	(13,700,413)
Net Income (Loss)	$26,823,426	$(11,148,659)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$558	17,500,000	$244,340,934	$244,341,492
Purchases of Shares			1,400,000	19,986,652	19,986,652
Redemption of Shares			(2,750,000)	(39,584,347)	(39,584,347)
Net Increase (Decrease) due to Share Transactions			(1,350,000)	(19,597,695)	(19,597,695)
Net Income (Loss)
Net Investment Income (Loss)		7		2,848,353	2,848,360
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(116,368)	(116,368)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		58		24,091,376	24,091,434
Net Income (Loss)		65		26,823,361	26,823,426
Net Change in Shareholders' Equity	—	65	(1,350,000)	7,225,666	7,225,731
Balance at March 31, 2024	40	$623	16,150,000	$251,566,600	$251,567,223

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

Invesco DB Oil Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$26,823,426	$(11,148,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(13,638,680)	(101,809,493)
Proceeds from securities sold and matured	14,000,000	138,000,000
Cost of affiliated investments purchased	(85,300,116)	(143,156,968)
Proceeds from affiliated investments sold	82,820,946	129,593,151
Net accretion of discount on United States Treasury Obligations	(1,121,352)	(1,176,218)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	123,217	(109,949)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(4,060,530)	2,347,320
Dividends from affiliates	115,768	(181,310)
Management fees	(5,402)	(23,745)
Brokerage commissions and fees	46	233
Net cash provided by (used in) operating activities	19,757,323	12,334,362
Cash flows from financing activities:
Distributions paid to shareholders	(159,628)	—
Proceeds from purchases of Shares	19,986,652	14,074,604
Redemption of Shares	(39,584,347)	(26,408,966)
Net cash provided by (used in) financing activities	(19,757,323)	(12,334,362)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$25,841	$27,751

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

E.
Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders ("Shareholders") monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three months ended March 31, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2024 and 2023, respectively.

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

The Managing Owner waived fees of $38,620 and $37,470 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no other cash equivalents held by the Fund as of March 31, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$82,530,204	$—	$82,530,204
Exchange-Traded Fund	53,947,905	—	—	53,947,905
Money Market Mutual Fund	111,312,879	—	—	111,312,879
Total Investments in Securities	165,260,784	82,530,204	—	247,790,988
Other Investments - Assets(a)
Commodity Futures Contracts	23,386,819	—	—	23,386,819
Total Investments	$188,647,603	$82,530,204	$—	$271,177,807

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$81,824,337	$—	$81,824,337
Exchange-Traded Fund	54,016,957	—	—	54,016,957
Money Market Mutual Fund	108,833,709	—	—	108,833,709
Total Investments in Securities	162,850,666	81,824,337	—	244,675,003
Other Investments - Liabilities(a)
Commodity Futures Contracts	(827,832)	—	—	(827,832)
Total Investments	$162,022,834	$81,824,337	$—	$243,847,171

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$23,386,819	$—	$—	$(827,832)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(116,368)	$(998,204)
	Net Change in Unrealized Gain (Loss)	24,214,651	(12,812,158)
Total		$24,098,283	$(13,810,362)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2024	2023
Average Notional Value	$250,061,433	$291,010,725

Note 8 – Investments in Affiliates

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchases agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/24	Dividend Income

Invesco Short Term Treasury ETF	$54,016,957	$—	$—	$(69,052)	$—	$53,947,905	$693,814
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	108,833,709	85,300,116	(82,820,946)	—	—	111,312,879	1,469,443
Total	$162,850,666	$85,300,116	$(82,820,946)	$(69,052)	$—	$165,260,784	$2,163,257

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/23	Dividend Income
Invesco Short Term Treasury ETF	$53,881,410	$—	$—	$97,185	$—	$53,978,595	$518,211
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	105,272,664	143,156,968	(129,593,151)	—	—	118,836,481	1,355,833
Total	$159,154,074	$143,156,968	$(129,593,151)	$97,185	$—	$172,815,076	$1,874,044

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$13.96	$15.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.45	(0.72)
Net investment income (loss) (b)	0.17	0.13
Net income (loss)	1.62	(0.59)
Net asset value per Share, end of period	$15.58	$14.59
Market value per Share, beginning of period (c)	$13.92	$15.21
Market value per Share, end of period (c)	$15.54	$14.58

Ratio to average Net Assets (d)
Net investment income (loss)	4.59%	3.63%
Expenses, after waivers	0.73%	0.74%
Expenses, prior to waivers	0.80%	0.79%
Total Return, at net asset value (e)	11.60%	(3.89)%
Total Return, at market value (e)	11.64%	(4.14)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the following:

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Bank of America Securities, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $19.8 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2024, $13.6 million was paid to purchase United States Treasury Obligations and $14.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2023, $101.8 million was paid to purchase United States Treasury Obligations and $138.0 million was received from sales and maturing United States Treasury Obligations. $82.8 million was received from sales of affiliated investments and $85.3 million was paid to purchase affiliated investments during the three months ended March 31, 2024. $129.6 million was received from sales of affiliated investments and $143.2 million was paid to purchase affiliated investments during the three months ended March 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(19.8) million and $(12.3) million during the three months ended March 31, 2024 and 2023, respectively. This included $20.0 million and $14.1 million from Shares purchased by Authorized Participants and $39.6 million and $26.4 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, distributions paid to Shareholders were $0.2 million. No distributions were paid to the shareholder during the three months ended March 31, 2023.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

DBO - For the Three Months Ended March 31, 2024
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2023
3/31/2024
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

Performance Summary

This Report covers the three months ended March 31, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
Underlying Index	2024	2023
DB Light Sweet Crude Oil (WTI) Indices	11.84%	(3.69)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

For the three months ended March 31, 2024, the NYSE Arca market value of each Share increased from $13.92 per Share to $15.54 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $13.81 per Share (0.79%) on January 2, 2024 and a high of $15.54 per Share (+11.64%) on March 28, 2024. The total return for the Fund on a market value basis was +11.64%.

Crude oil prices gained in the first quarter of 2024 as escalating tensions in the Middle East and Ukraine raised supply disruption risk. In addition to geopolitics, an improving macro backdrop amid a resilient US economy and expected Federal Reserve easing also supported broader risk assets like energy. Furthermore, the extended OPEC+ production cuts also helped to tighten global balances, providing a sturdy floor for prices.

For the three months ended March 31, 2023, the NYSE Arca market value of each Share decreased from $15.21 per Share to $14.58 per Share. The Share price low and high for the three months ended March 31, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $13.10 per Share (-13.88%) on March 17, 2023 and a high of $15.60 per Share ( +2.56%) on January 23, 2023. The total return for the Fund on a market value basis was -4.14%.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the NAV of each Share increased from $13.96 per Share to $15.57 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended March 31, 2024 contributed to an overall 10.37% increase in the level of the Index and to a 11.84% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +11.53%.

Net income (loss) for the three months ended March 31, 2024 was $26.8 million, primarily resulting from $3.3 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $24.1 million and net operating expenses of $0.5 million.

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

Net income (loss) for the three months ended March 31, 2023 was $(11.1) million, primarily resulting from $3.1 million of income, net realized gain (loss) of $$(1.0) million, net change in unrealized gain (loss) of $(12.7) million and net operating expenses of $0.5 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2024.

				For the Three Months Ended
				March 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$251,567,223	1.43%	$8,365,026	1

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$244,341,492	1.53%	$8,725,082	10

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

The following were the primary trading risk exposures of the Fund as of March 31, 2024:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	(1,050,000)	$13.85
February 1, 2024 to February 29, 2024	(700,000)	14.64
March 1, 2024 to March 31, 2024	(1,000,000)	14.79
Total	(2,750,000)	$14.39

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – March 31, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –March 31, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended March 31, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended March 31, 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: May 7, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools