Form 10-Q
period 2024-06-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-08-07
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024: 14,800,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $67,008,839 and $81,766,552, respectively)	$67,013,170	$81,824,337
Affiliated investments, at value (cost $168,023,048 and $162,787,879, respectively)	168,016,783	162,850,666
Receivable for:
Dividends from affiliates	704,318	818,343
Total assets	$235,734,271	$245,493,346
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$815,130	$838,080
Payable for:
Distributions	—	159,628
Management fees	132,046	149,188
Brokerage commissions and fees	4,856	4,958
Total liabilities	$952,032	$1,151,854
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	634	558
Shareholders' equity—Shares	234,781,605	244,340,934
Total shareholders' equity	234,782,239	244,341,492
Total liabilities and equity	$235,734,271	$245,493,346

General Shares outstanding	40	40
Shares outstanding	14,800,000	17,500,000
Net asset value per share	$15.86	$13.96
Market value per share	$15.87	$13.92

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due September 5, 2024	5.90%	$13,866,363	$14,000,000
U.S. Treasury Bills, 5.240% due October 3, 2024	16.81%	39,460,022	40,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	5.83%	13,686,785	14,000,000
Total United States Treasury Obligations (cost $67,008,839)	28.54%	$67,013,170
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170)(b)(c)	22.99%	$53,947,905	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $114,068,878)(c)(d)	48.58	114,068,878	114,068,878
Total Affiliated Investments (cost $168,023,048)	71.57%	$168,016,783
Total Investments in Securities (cost $235,031,887)	100.11%	$235,029,953

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
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	3,019	December - 2024	$234,697,060	$22,811,276	$22,811,276

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.250% due March 7, 2024	5.68%	$13,868,524	$14,000,000
U.S. Treasury Bills, 5.245% due April 4, 2024	22.21	54,261,877	55,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	5.60	13,693,936	14,000,000
Total United States Treasury Obligations (cost $81,766,552)	33.49%	$81,824,337
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170)(b)(c)(d)	22.11%	54,016,957	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $108,833,709)(b)(e)	44.54	108,833,709	108,833,709
Total Affiliated Investments (cost $162,787,879)	66.65%	$162,850,666
Total Investments in Securities (cost $244,554,431)	100.14%	$244,675,003

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$906,763	$1,194,038	$2,046,997	$2,391,246
Dividends from Affiliates	2,292,399	1,942,109	4,455,656	3,816,153
Total Income	3,199,162	3,136,147	6,502,653	6,207,399
Expenses
Management Fees	459,083	486,221	924,637	1,013,902
Brokerage Commissions and Fees	1,214	1,910	3,570	3,446
Interest Expense	26,171	27,512	52,012	55,263
Total Expenses	486,468	515,643	980,219	1,072,611
Less: Waivers	(38,589)	(38,260)	(77,209)	(75,730)
Net Expenses	447,879	477,383	903,010	996,881
Net Investment Income (Loss)	2,751,283	2,658,764	5,599,643	5,210,518
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	1,847,279	(2,430,484)	1,730,911	(3,428,688)
Net Realized Gain (Loss)	1,847,279	(2,430,484)	1,730,911	(3,428,688)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	711	(17,032)	(53,454)	(4,268)
Affiliated Investments	—	(30,690)	(69,052)	66,495
Commodity Futures Contracts	(575,543)	(7,482,746)	23,639,108	(20,294,904)
Net Change in Unrealized Gain (Loss)	(574,832)	(7,530,468)	23,516,602	(20,232,677)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1,272,447	(9,960,952)	25,247,513	(23,661,365)
Net Income (Loss)	$4,023,730	$(7,302,188)	$30,847,156	$(18,450,847)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$623	16,150,000	$251,566,600	$251,567,223
Purchases of Shares			600,000	9,392,393	9,392,393
Redemption of Shares			(1,950,000)	(30,201,107)	(30,201,107)
Net Increase (Decrease) due to Share Transactions			(1,350,000)	(20,808,714)	(20,808,714)
Net Income (Loss)
Net Investment Income (Loss)		7		2,751,276	2,751,283
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		1,847,275	1,847,279
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(574,832)	(574,832)
Net Income (Loss)		11		4,023,719	4,023,730
Net Change in Shareholders' Equity	—	11	(1,350,000)	(16,784,995)	(16,784,984)
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239

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

Invesco DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$558	17,500,000	$244,340,934	$244,341,492
Purchases of Shares			2,000,000	29,379,045	29,379,045
Redemption of Shares			(4,700,000)	(69,785,454)	(69,785,454)
Net Increase (Decrease) due to Share Transactions			(2,700,000)	(40,406,409)	(40,406,409)
Net Income (Loss)
Net Investment Income (Loss)		14		5,599,629	5,599,643
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		1,730,907	1,730,911
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		58		23,516,544	23,516,602
Net Income (Loss)		76		30,847,080	30,847,156
Net Change in Shareholders' Equity	—	76	(2,700,000)	(9,559,329)	(9,559,253)
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239

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

Invesco DB Oil Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$30,847,156	$(18,450,847)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(66,237,431)	(183,775,480)
Proceeds from securities sold and matured	83,000,000	241,000,000
Cost of affiliated investments purchased	(162,773,691)	(275,773,881)
Proceeds from affiliated investments sold	157,538,522	270,116,659
Net accretion of discount on United States Treasury Obligations	(2,004,856)	(2,344,735)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	122,506	(62,227)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(22,950)	4,713,852
Dividends from affiliates	114,025	(10,477)
Management fees	(17,142)	(43,357)
Brokerage commissions and fees	(102)	60
Net cash provided by (used in) operating activities	40,566,037	35,369,567
Cash flows from financing activities:
Distributions paid to shareholders	(159,628)	—
Proceeds from purchases of Shares	29,379,045	36,789,295
Redemption of Shares	(69,785,454)	(72,158,862)
Net cash provided by (used in) financing activities	(40,566,037)	(35,369,567)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$52,012	$55,263

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

The Managing Owner waived fees of $38,589 and $77,209 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $38,260 and $75,730 for the three and six months ended June 30, 2023 respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no other cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$67,013,170	$—	$67,013,170
Exchange-Traded Fund	53,947,905	—	—	53,947,905
Money Market Mutual Fund	114,068,878	—	—	114,068,878
Total Investments in Securities	168,016,783	67,013,170	—	235,029,953
Other Investments - Assets(a)
Commodity Futures Contracts	22,811,276	—	—	22,811,276
Total Investments	$190,828,059	$67,013,170	$—	$257,841,229

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$81,824,337	$—	$81,824,337
Exchange-Traded Fund	54,016,957	—	—	54,016,957
Money Market Mutual Fund	108,833,709	—	—	108,833,709
Total Investments in Securities	162,850,666	81,824,337	—	244,675,003
Other Investments - Liabilities(a)
Commodity Futures Contracts	(827,832)	—	—	(827,832)
Total Investments	$162,022,834	$81,824,337	$—	$243,847,171

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$22,811,276	$—	$—	$(827,832)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,847,279	$(2,430,484)
	Net Change in Unrealized Gain (Loss)	(575,543)	(7,482,746)
Total		$1,271,736	$(9,913,230)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,730,911	$(3,428,688)
	Net Change in Unrealized Gain (Loss)	23,639,108	(20,294,904)
Total		$25,370,019	$(23,723,592)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$245,131,083	$258,804,935	$247,073,801	$274,184,234

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$53,947,905	$—	$—	$—	$—	$53,947,905	$671,702
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	111,312,879	77,473,575	(74,717,576)	—	—	114,068,878	1,620,697
Total	$165,260,784	$77,473,575	$(74,717,576)	$—	$—	$168,016,783	$2,292,399

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$54,016,957	$—	$—	$(69,052)	$—	$53,947,905	$1,365,516
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	108,833,709	162,773,691	(157,538,522)	—	—	114,068,878	3,090,140
Total	$162,850,666	$162,773,691	$(157,538,522)	$(69,052)	$—	$168,016,783	$4,455,656

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$53,978,595	$—	$—	$(30,690)	$—	$53,947,905	$591,621
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	118,836,481	132,616,913	(140,523,508)	—	—	110,929,886	1,350,488
Total	$172,815,076	$132,616,913	$(140,523,508)	$(30,690)	$—	$164,877,791	$1,942,109

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$53,881,410	$—	$—	$66,495	$—	$53,947,905	$1,109,832
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	105,272,664	275,773,881	(270,116,659)	—	—	110,929,886	2,706,321
Total	$159,154,074	$275,773,881	$(270,116,659)	$66,495	$—	$164,877,791	$3,816,153

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$15.58	$14.59	$13.96	$15.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.11	(0.59)	1.56	(1.31)
Net investment income (loss) (b)	0.17	0.15	0.34	0.28
Net income (loss)	0.28	(0.44)	1.90	(1.03)
Net asset value per Share, end of period	$15.86	$14.15	$15.86	$14.15
Market value per Share, beginning of period (c)	$15.54	$14.58	$13.92	$15.21
Market value per Share, end of period (c)	$15.87	$14.13	$15.87	$14.13

Ratio to average Net Assets (d)
Net investment income (loss)	4.49%	4.10%	4.54%	3.85%
Expenses, after waivers	0.73%	0.74%	0.73%	0.74%
Expenses, prior to waivers	0.79%	0.79%	0.80%	0.79%
Total Return, at net asset value (e)	1.80%	(3.02)%	13.61%	(6.79)%
Total Return, at market value (e)	2.12%	(3.09)%	14.01%	(7.10)%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $40.6 million and $35.4 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $66.2 million was paid to purchase United States Treasury Obligations and $83.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $183.8 million was paid to purchase United States Treasury Obligations and $241.0 million was received from sales and maturing United States Treasury Obligations. $157.5 million was received from sales of affiliated investments and $162.8 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $270.1 million was received from sales of affiliated investments and $275.8 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(40.6) million and $(35.4) million during the six months ended June 30, 2024 and 2023, respectively. This included $29.4 million and $36.8 million from Shares purchased by Authorized Participants and $69.8 million and $72.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.2 million. No distributions were paid to Shareholders during the six months ended June 30, 2023.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

DBB - For the Six Months Ended June 30, 2023
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2022
6/30/2023
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Light Sweet Crude Oil (WTI) Indices	2.08%	5.98%	14.15%	35.67'%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $15.54 per Share to $15.87 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $14.50 per Share (-6.66%) on June 4, 2024 and a high of $16.12 per Share (+3.73%) on April 15, 2024. The total return for the Fund on a market value basis was +2.12%.

Crude oil experienced a small loss in the second quarter of 2024. While some of that loss was driven by broader risk off sentiment due to the repeated delays of Federal Reserve rate cut expectations, other drivers included fading geopolitical risk premium, US crude inventory builds due to unplanned refinery outages and unattractive refining margins, and OPEC announcing plans to gradually bring back barrels later this year. While OPEC also announced an extension of some cuts, this was largely expected and had a minimal impact on prices.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $15.57 per Share to $15.86 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2024 contributed to an overall 0.71% increase in the level of the Index and to a 2.06% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +1.86%.

Net income (loss) for the three months ended June 30, 2024 was $4.0 million, primarily resulting from $3.2 million of income, net realized gain (loss) of $1.8 million, net change in unrealized gain (loss) of $(0.6) million and net operating expenses of $0.4 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $13.92 per Share to $15.87 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $13.81 per Share (-0.79%) on January 2, 2024 and a high of $16.12 per Share (+15.81%) on April 15, 2024. The total return for the Fund on a market value basis was +14.01%.

Crude oil performed positively in the first half of 2024. Prices gained as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns, ending the first half of the year up around 15%. In addition to geopolitics, an improving macro backdrop amid a resilient US economy, and expected Federal Reserve easing also supported broader risk assets like energy. However, this tailwind eased in the second quarter as the Federal Reserve stuck to its higher for longer rhetoric amid persistent inflation, weighing down the entire energy complex. Other factors like fading geopolitical risk premium, US inventory builds and OPEC’s production plans also played a role.

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $15.21 per Share to $14.13 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $13.10 per Share (-13.88%) on March 17, 2023 and a high of $15.64 per Share (+2.83%) on April 12, 2023. The total return for the Fund on a market value basis was -6.79%.

Crude oil prices ended the first two quarters of 2023 in negative territory. While prices oscillated during the first quarter on crude inventory builds, Federal Reserve rate hike concerns, the Russian “production cut”, mandated US Strategic Petroleum Reserve (SPR) releases, and some optimistic signs out of China, losses were extended in the second quarter. Headwinds from the disappointing recovery in China and recession concerns driven by US Federal Reserve policy, banking sector stress, and political controversy surrounding the US debt ceiling continued to blow hard, while Russian oil supplies continued to make their way onto the market adding to oil inventories. Front month crude oil prices were down over 8% year to date.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $13.96 per Share to $15.86 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2024 contributed to an overall

11.15% increase in the level of the Index and to a 14.15% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +13.61%.

Net income (loss) for the six months ended June 30, 2024 was $30.8 million, primarily resulting from $6.5 million of income, net realized gain (loss) of $1.7 million, net change in unrealized gain (loss) of $23.5 million and net operating expenses of $0.9 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$234,782,239	1.24%	$6,779,708	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$244,341,492	1.53%	$8,725,082	10

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	100,000	$15.64
May 1, 2024 to May 31, 2024	1,250,000	15.36
June 1, 2024 to June 30, 2024	600,000	15.72
Total	1,950,000	$15.49

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Oil Fund – For the Six Months Ended June 30, 2024 and 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: August 6, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools