Form 10-Q
period 2024-09-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-11-07
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024: 15,100,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $106,720,673 and $81,766,552, respectively)	$106,760,323	$81,824,337
Affiliated investments, at value (cost $141,869,350 and $162,787,879, respectively)	141,960,270	162,850,666
Other investments:
Variation margin receivable - Commodity Futures Contracts	498,560	—
Receivable for:
Dividends from affiliates	587,398	818,343
Total assets	$249,806,551	$245,493,346
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$838,080
Payable for:
Distributions	—	159,628
Investements purchased	39,147,633	—
Management fees	118,427	149,188
Brokerage commissions and fees	4,984	4,958
Total liabilities	$39,271,044	$1,151,854
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	558	558
Shareholders' equity—Shares	210,534,949	244,340,934
Total shareholders' equity	210,535,507	244,341,492
Total liabilities and equity	$249,806,551	$245,493,346

General Shares outstanding	40	40
Shares outstanding	15,100,000	17,500,000
Net asset value per share	$13.94	$13.96
Market value per share	$13.97	$13.92

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.185% due October 3, 2024	18.99%	$39,989,578	$40,000,000
U.S. Treasury Bills, 4.970% due December 5, 2024	6.60%	13,885,950	14,000,000
U.S. Treasury Bills, 4.645% due March 6, 2025	6.53%	13,737,920	14,000,000
U.S. Treasury Bills, 4.215% due April 3, 2025	18.59%	39,146,875	40,000,000
Total United States Treasury Obligations (cost $106,720,673)	50.71%	$106,760,323
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170)(b)(c)	25.68%	$54,045,090	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $87,915,180)(c)(d)	41.76	87,915,180	87,915,180
Total Affiliated Investments (cost $141,869,350)	67.44%	$141,960,270
Total Investments in Securities (cost $248,590,023)	118.15%	$248,720,593

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
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
NYMEX WTI Crude	3,116	December - 2024	$210,330,000	$(7,537,098)	$(7,537,098)

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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$913,584	$943,103	$2,960,581	$3,334,349
Dividends from Affiliates	1,925,468	2,466,397	6,381,124	6,282,550
Total Income	2,839,052	3,409,500	9,341,705	9,616,899
Expenses
Management Fees	405,373	491,856	1,330,010	1,505,758
Brokerage Commissions and Fees	1,528	3,240	5,098	6,686
Interest Expense	34,279	17,034	86,291	72,297
Total Expenses	441,180	512,130	1,421,399	1,584,741
Less: Waivers	(32,209)	(45,256)	(109,418)	(120,986)
Net Expenses	408,971	466,874	1,311,981	1,463,755
Net Investment Income (Loss)	2,430,081	2,942,626	8,029,724	8,153,144
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	110	—	110
Commodity Futures Contracts	992,972	3,433,127	2,723,883	4,439
Net Realized Gain (Loss)	992,972	3,433,237	2,723,883	4,549
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	35,319	(16,773)	(18,135)	(21,041)
Affiliated Investments	97,185	15,345	28,133	81,840
Commodity Futures Contracts	(30,348,374)	51,839,605	(6,709,266)	31,544,701
Net Change in Unrealized Gain (Loss)	(30,215,870)	51,838,177	(6,699,268)	31,605,500
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(29,222,898)	55,271,414	(3,975,385)	31,610,049
Net Income (Loss)	$(26,792,817)	$58,214,040	$4,054,339	$39,763,193

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239
Purchases of Shares			1,350,000	18,887,716	18,887,716
Redemption of Shares			(1,050,000)	(16,341,631)	(16,341,631)
Net Increase (Decrease) due to Share Transactions			300,000	2,546,085	2,546,085
Net Income (Loss)
Net Investment Income (Loss)		(12)		2,430,093	2,430,081
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(4)		992,976	992,972
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(60)		(30,215,810)	(30,215,870)
Net Income (Loss)		(76)		(26,792,741)	(26,792,817)
Net Change in Shareholders' Equity	—	(76)	300,000	(24,246,656)	(24,246,732)
Balance at September 30, 2024	40	$558	15,100,000	$210,534,949	$210,535,507

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$566	17,350,000	$245,503,913	$245,504,479
Purchases of Shares			2,550,000	42,784,001	42,784,001
Redemption of Shares			(4,750,000)	(77,908,840)	(77,908,840)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(35,124,839)	(35,124,839)
Net Income (Loss)
Net Investment Income (Loss)		9		2,942,617	2,942,626
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		8		3,433,229	3,433,237
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		126		51,838,051	51,838,177
Net Income (Loss)		143		58,213,897	58,214,040
Net Change in Shareholders' Equity	—	143	(2,200,000)	23,089,058	23,089,201
Balance at September 30, 2023	40	$709	15,150,000	$268,592,971	$268,593,680

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$558	17,500,000	$244,340,934	$244,341,492
Purchases of Shares			3,350,000	48,266,761	48,266,761
Redemption of Shares			(5,750,000)	(86,127,085)	(86,127,085)
Net Increase (Decrease) due to Share Transactions			(2,400,000)	(37,860,324)	(37,860,324)
Net Income (Loss)
Net Investment Income (Loss)		2		8,029,722	8,029,724
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		2,723,883	2,723,883
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		(6,699,266)	(6,699,268)
Net Income (Loss)		—		4,054,339	4,054,339
Net Change in Shareholders' Equity	—	—	(2,400,000)	(33,805,985)	(33,805,985)
Balance at September 30, 2024	40	$558	15,100,000	$210,534,949	$210,535,507

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$607	20,000,000	$303,569,686	$303,570,293
Purchases of Shares			5,150,000	79,573,296	79,573,296
Redemption of Shares			(10,000,000)	(154,313,102)	(154,313,102)
Net Increase (Decrease) due to Share Transactions			(4,850,000)	(74,739,806)	(74,739,806)
Net Income (Loss)
Net Investment Income (Loss)		21		8,153,123	8,153,144
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		4,549	4,549
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		81		31,605,419	31,605,500
Net Income (Loss)		102		39,763,091	39,763,193
Net Change in Shareholders' Equity	—	102	(4,850,000)	(34,976,715)	(34,976,613)
Balance at September 30, 2023	40	$709	15,150,000	$268,592,971	$268,593,680

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$4,054,339	$39,763,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(79,908,669)	(250,683,455)
Proceeds from securities sold and matured	97,000,000	324,000,110
Cost of affiliated investments purchased	(255,460,227)	(400,863,093)
Proceeds from affiliated investments sold	276,378,755	350,202,681
Net accretion of discount on United States Treasury Obligations	(2,897,818)	(3,261,369)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(110)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(9,998)	(60,799)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(1,336,640)	9,000,157
Dividends from affiliates	230,945	(419,370)
Management fees	(30,761)	(30,383)
Brokerage commissions and fees	26	179
Net cash provided by (used in) operating activities	38,019,952	67,647,741
Cash flows from financing activities:
Distributions paid to shareholders	(159,628)	—
Proceeds from purchases of Shares	48,266,761	79,573,296
Redemption of Shares	(86,127,085)	(147,221,037)
Net cash provided by (used in) financing activities	(38,019,952)	(67,647,741)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$86,291	$72,297

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

J. Commodity Futures

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

The Managing Owner waived fees of $32,209 and $109,418 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $45,256 and $120,986 for the three and nine months ended September 30, 2023 respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no other cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$106,760,323	$—	$106,760,323
Exchange-Traded Fund	54,045,090	—	—	54,045,090
Money Market Mutual Fund	87,915,180	—	—	87,915,180
Total Investments in Securities	141,960,270	106,760,323	—	248,720,593
Other Investments - Liabilities(a)
Commodity Futures Contracts	(7,537,098)	—	—	(7,537,098)
Total Investments	$134,423,172	$106,760,323	$—	$241,183,495

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$81,824,337	$—	$81,824,337
Exchange-Traded Fund	54,016,957	—	—	54,016,957
Money Market Mutual Fund	108,833,709	—	—	108,833,709
Total Investments in Securities	162,850,666	81,824,337	—	244,675,003
Other Investments - Liabilities(a)
Commodity Futures Contracts	(827,832)	—	—	(827,832)
Total Investments	$162,022,834	$81,824,337	$—	$243,847,171

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(7,537,098)	$—	$(827,832)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$992,972	$3,433,127
	Net Change in Unrealized Gain (Loss)	(30,348,374)	51,839,605
Total		$(29,355,402)	$55,272,732

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,723,883	$4,439
	Net Change in Unrealized Gain (Loss)	(6,709,266)	31,544,701
Total		$(3,985,383)	$31,549,140

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$217,326,800	$258,914,133	$236,412,675	$270,952,697

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$53,947,905	$—	$—	$97,185	$—	$54,045,090	$703,481
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	114,068,878	92,686,536	(118,840,234)	—	—	87,915,180	1,221,987
Total	$168,016,783	$92,686,536	$(118,840,234)	$97,185	$—	$141,960,270	$1,925,468

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$54,016,957	$—	$—	$28,133	$—	$54,045,090	$2,068,997
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	108,833,709	255,460,227	(276,378,756)	—	—	87,915,180	4,312,127
Total	$162,850,666	$255,460,227	$(276,378,756)	$28,133	$—	$141,960,270	$6,381,124

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$53,947,905	$—	$—	$15,345	$—	$53,963,250	$668,510
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	110,929,886	125,089,213	(80,086,023)	—	—	155,933,076	1,797,887
Total	$164,877,791	$125,089,213	$(80,086,023)	$15,345	$—	$209,896,326	$2,466,397

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$53,881,410	$—	$—	$81,840	$—	$53,963,250	$1,778,342
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	105,272,664	400,863,093	(350,202,681)	—	—	155,933,076	4,504,208
Total	$159,154,074	$400,863,093	$(350,202,681)	$81,840	$—	$209,896,326	$6,282,550

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$15.86	$14.15	$13.96	$15.18
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.09)	3.40	(0.53)	2.09
Net investment income (loss) (b)	0.17	0.18	0.51	0.46
Net income (loss)	(1.92)	3.58	(0.02)	2.55
Net asset value per Share, end of period	$13.94	$17.73	$13.94	$17.73
Market value per Share, beginning of period (c)	$15.87	$14.13	$13.92	$15.21
Market value per Share, end of period (c)	$13.97	$17.77	$13.97	$17.77

Ratio to average Net Assets (d)
Net investment income (loss)	4.50%	4.48%	4.53%	4.06%
Expenses, after waivers	0.76%	0.71%	0.74%	0.73%
Expenses, prior to waivers	0.82%	0.78%	0.80%	0.79%
Total Return, at net asset value (e)	(12.11)%	25.30%	(0.14)%	16.80%
Total Return, at market value (e)	(11.97)%	25.76%	0.36%	16.83%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $38.0 million and $67.6 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $79.9 million was paid to purchase United States Treasury Obligations and $97.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $250.7 million was paid to purchase United States Treasury Obligations and $324.0 million was received from sales and maturing United States Treasury Obligations. $276.4 million was received from sales of affiliated investments and $255.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $350.2 million was received from sales of affiliated investments and $400.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(38.0) million and $(67.6) million during the nine months ended September 30, 2024 and 2023, respectively. This included $48.3 million and $79.6 million from Shares purchased by Authorized Participants and $86.1 million and $147.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.2 million. No distributions were paid to Shareholders during the nine months ended September 30, 2023.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBO - For the Three Months Ended September 30, 2024
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
6/30/2024
9/30/2024
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

DBO - For the Nine Months Ended September 30, 2024
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
12/31/2023
9/30/2024
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

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Light Sweet Crude Oil (WTI) Indices	(12.02)%	25.58%	0.43%	17.65%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $15.87 per Share to $13.97 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $13.36 per Share (-15.82%) on September 10, 2024 and a high of $16.21 per Share (+2.14%) on July 3, 2024. The total return for the Fund on a market value basis was -11.97%.

Crude oil ended the third quarter of 2024 lower. There were several bearish drivers including low refining margins decreasing demand for crude oil and expectations for a second Trump presidential term who is seen as bearish for energy given his stated plans to increase domestic production. Bearish sentiment on China also fueled demand concerns amid expectations for a supply glut in 2025 and OPEC’s spare capacity overhang. Rising geopolitical tensions and the start of the Federal Reserve interest rate easing cycle, as well as the surprise stimulus from China in September provided some support, but gains were short lived; the market remained in wait-and-see mode for any actual oil supply disruptions in the Middle East and follow through on Chinese stimulus measures.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share decreased from $15.86 per Share to $13.94 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2024 contributed to an overall -13.17% decrease in the level of the Index and to a -12.02% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -12.11%.

Net income (loss) for the three months ended September 30, 2024 was $(26.8) million, primarily resulting from $2.8 million of income, net realized gain (loss) of $1.0 million, net change in unrealized gain (loss) of $(30.2) million and net operating expenses of $0.4 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $13.92 per Share to $13.97 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $13.36 per Share (-4.02%) on September 10, 2024 and a high of $16.21 per Share (+16.46%) on July 3, 2024. The total return for the Fund on a market value basis was +0.36%.

Crude oil performed negatively in the first three quarters of 2024. Prices gained as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns and Federal Reserve interest rate easing expectations grew, ending the first half of the year up around 15%. However, crude oil was pressured in the third quarter by low refining margins decreasing crude demand, the bearish "Trump trade", expectations for a supply glut in 2025, and the OPEC spare capacity overhang. While heightened geopolitical turmoil, the Federal Reserve easing kickoff and the surprise China stimulus boosted overall sentiment in September, those gains faded as the market remained in wait-and-see mode.

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $15.21 per Share to $17.77 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $13.10 per Share (-13.88%) on March 17, 2023 and a high of $18.18 per Share (+19.53%) on September 27, 2023. The total return for the Fund on a market value basis was +16.83.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share decreased from $13.96 per Share to $13.94 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2024 contributed to an overall -3.49% decrease in the level of the Index and to a 0.43% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -0.14%.

Net income (loss) for the nine months ended September 30, 2024 was $4.1 million, primarily resulting from $9.3 million of income, net realized gain (loss) of $2.7 million, net change in unrealized gain (loss) of $(6.7) million and net operating expenses of $1.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$210,535,507	1.33%	$6,532,321	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$244,341,492	1.53%	$8,725,082	10

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	850,000	$15.87
August 1, 2024 to August 31, 2024	—	—
September 1, 2024 to September 30, 2024	200,000	14.26
Total	1,050,000	$15.56

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: November 6, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools