Form 10-Q
period 2025-06-30
Invesco DB Oil Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-08-07
CIK 1383058, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 17,250,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $53,447,148, respectively)	$—	$53,470,939
Affiliated investments, at value (cost $206,564,078 and $154,947,626, respectively)	206,593,618	155,007,856
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	2,142,000
Cash held by Custodian	—	1,041,250
Deposit with Commodity Broker	20,054,394	—
Receivable for:
Fund shares sold	1,323,061	—
Dividends from affiliates	624,202	593,811
Investments sold	58	—
Total assets	$228,595,333	$212,255,856
Liabilities
Payable for:
Due to custodian	$49	$—
Investments purchased	148,636	—
Management fees	214,131	125,189
Brokerage commissions and fees	4,293	4,915
Total liabilities	367,109	130,104
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	529	571
Shareholders' equity—Shares	228,227,695	212,125,181
Total shareholders' equity	228,228,224	212,125,752
Total liabilities and equity	$228,595,333	$212,255,856

General Shares outstanding	40	40
Shares outstanding	17,250,000	14,850,000
Net asset value per share	$13.23	$14.28
Market value per share	$13.22	$14.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170) (a)(b)	23.65%	$53,983,710	$511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $152,609,908) (c)	66.87%	152,609,908	152,609,908
Total Affiliated Investments (cost $206,564,078)	90.52%	$206,593,618

(a)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(b)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(c)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
NYMEX WTI Crude	3,677	October - 2025	228,194,620	$(4,748,872)	$(4,748,872)
(d)
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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$118,198	$906,763	$680,312	$2,046,997
Dividends from Affiliates	1,799,755	2,292,399	3,321,659	4,455,656
Total Income	1,917,953	3,199,162	4,001,971	6,502,653
Expenses
Management Fees	352,532	459,083	718,416	924,637
Brokerage Commissions and Fees	3,339	1,214	34,812	3,570
Interest Expense	5,648	26,171	22,150	52,012
Total Expenses	361,519	486,468	775,378	980,219
Less: Waivers	(40,292)	(38,589)	(70,967)	(77,209)
Net Expenses	321,227	447,879	704,411	903,010
Net Investment Income (Loss)	1,596,726	2,751,283	3,297,560	5,599,643
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	400,416	1,847,279	433,121	1,730,911
Net Realized Gain (Loss)	400,416	1,847,279	433,121	1,730,911
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(148)	711	(23,791)	(53,454)
Affiliated Investments	2,557	—	(30,690)	(69,052)
Commodity Futures Contracts	(15,790,205)	(575,543)	(14,774,223)	23,639,108
Net Change in Unrealized Gain (Loss)	(15,787,796)	(574,832)	(14,828,704)	23,516,602
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(15,387,380)	1,272,447	(14,395,583)	25,247,513
Net Income (Loss)	$(13,790,654)	$4,023,730	$(11,098,023)	$30,847,156

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$574	14,100,000	$202,307,455	$202,308,029
Purchases of Shares			5,000,000	65,738,078	65,738,078
Redemption of Shares			(1,850,000)	(26,027,229)	(26,027,229)
Net Increase (Decrease) due to Share Transactions			3,150,000	39,710,849	39,710,849
Net Income (Loss)
Net Investment Income (Loss)		10		1,596,716	1,596,726
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		400,414	400,416
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(57)		(15,787,739)	(15,787,796)
Net Income (Loss)		(45)		(13,790,609)	(13,790,654)
Net Change in Shareholders' Equity	—	(45)	3,150,000	25,920,240	25,920,195
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$623	16,150,000	$251,566,600	$251,567,223
Purchases of Shares			600,000	9,392,393	9,392,393
Redemption of Shares			(1,950,000)	(30,201,107)	(30,201,107)
Net Increase (Decrease) due to Share Transactions			(1,350,000)	(20,808,714)	(20,808,714)
Net Income (Loss)
Net Investment Income (Loss)		7		2,751,276	2,751,283
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		1,847,275	1,847,279
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(574,832)	(574,832)
Net Income (Loss)		11		4,023,719	4,023,730
Net Change in Shareholders' Equity	—	11	(1,350,000)	(16,784,995)	(16,784,984)
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$571	14,850,000	$212,125,181	$212,125,752
Purchases of Shares			6,250,000	83,159,395	83,159,395
Redemption of Shares			(3,850,000)	(55,958,900)	(55,958,900)
Net Increase (Decrease) due to Share Transactions			2,400,000	27,200,495	27,200,495
Net Income (Loss)
Net Investment Income (Loss)		12		3,297,548	3,297,560
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		433,119	433,121
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(56)		(14,828,648)	(14,828,704)
Net Income (Loss)		(42)		(11,097,981)	(11,098,023)
Net Change in Shareholders' Equity	—	(42)	2,400,000	16,102,514	16,102,472
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$558	17,500,000	$244,340,934	$244,341,492
Purchases of Shares			2,000,000	29,379,045	29,379,045
Redemption of Shares			(4,700,000)	(69,785,454)	(69,785,454)
Net Increase (Decrease) due to Share Transactions			(2,700,000)	(40,406,409)	(40,406,409)
Net Income (Loss)
Net Investment Income (Loss)		14		5,599,629	5,599,643
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		1,730,907	1,730,911
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		58		23,516,544	23,516,602
Net Income (Loss)		76		30,847,080	30,847,156
Net Change in Shareholders' Equity	—	76	(2,700,000)	(9,559,329)	(9,559,253)
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(11,098,023)	$30,847,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(66,237,431)
Proceeds from securities sold and matured	53,999,999	83,000,000
Cost of affiliated investments purchased	(167,369,394)	(162,773,691)
Proceeds from affiliated investments sold	115,752,942	157,538,522
Net accretion of discount on United States Treasury Obligations	(552,851)	(2,004,856)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	54,481	122,506
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,142,000	(22,950)
Deposit with Commodity Broker	(20,054,394)	—
Dividends from affiliates	(30,391)	114,025
Securities sold	(58)
Investments purchased	148,636	—
Management fees	88,942	(17,142)
Brokerage commissions and fees	(622)	(102)
Net cash provided by (used in) operating activities	(26,918,733)	40,566,037
Cash flows from financing activities:
Distributions paid to shareholders	—	(159,628)
Proceeds from purchases of Shares	81,836,334	29,379,045
Redemption of Shares	(55,958,900)	(69,785,454)
Increase (Decrease) in payable for amount due to custodian	49	—
Net cash provided by (used in) financing activities	25,877,483	(40,566,037)
Net change in cash	(1,041,250)	—
Cash at beginning of period	1,041,250	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$22,150	$52,012

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $40,292 and $70,967 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $38,589 and $77,209 for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no other cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$53,983,710	$—	$—	$53,983,710
Money Market Mutual Fund	152,609,908	—	—	152,609,908
Total Investments in Securities	206,593,618	—	—	206,593,618
Other Investments - Liabilities(a)
Commodity Futures Contracts	(4,748,872)	—	—	(4,748,872)
Total Other Investments	(4,748,872)	—	—	(4,748,872)
Total Investments	$201,844,746	$—	$—	$201,844,746
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,470,939	$—	$53,470,939
Exchange-Traded Fund	54,014,400	—	—	54,014,400
Money Market Mutual Fund	100,993,456	—	—	100,993,456
Total Investments in Securities	155,007,856	53,470,939	—	208,478,795
Other Investments - Assets(a)
Commodity Futures Contracts	10,025,351	—	—	10,025,351
Total Investments	$165,033,207	$53,470,939	$—	$218,504,146
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(4,748,872)	$10,025,351	$—
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$400,416	$1,847,279
	Net Change in Unrealized Gain (Loss)	(15,790,205)	(575,543)
Total		$(15,389,789)	$1,271,736

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$433,121	$1,730,911
	Net Change in Unrealized Gain (Loss)	(14,774,223)	23,639,108
Total		$(14,341,102)	$25,370,019

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$191,772,265	$245,131,083	$194,175,966	$247,073,801

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$53,981,153	$—	$—	$2,557	$—	$53,983,710	$539,673
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$87,433,379	$98,646,053	$(33,469,524)	$—	$—	$152,609,908	$1,260,082
Total	$141,414,532	$98,646,053	$(33,469,524)	$2,557	$—	$206,593,618	$1,799,755

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$54,014,400	$—	$—	$(30,690)	$—	$53,983,710	$1,119,407
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	100,993,456	167,369,394	(115,752,942)	—	—	152,609,908	2,202,252
Total	$155,007,856	$167,369,394	$(115,752,942)	$(30,690)	$—	$206,593,618	$3,321,659

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$53,947,905	$—	$—	$—	$—	$53,947,905	$671,702
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$111,312,879	$77,473,575	$(74,717,576)	$—	$—	$114,068,878	$1,620,697
Total	$165,260,784	$77,473,575	$(74,717,576)	$—	$—	$168,016,783	$2,292,399

	Value 12/31/23	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$54,016,957	$—	$—	$(69,052)	$—	$53,947,905	$1,365,516
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	108,833,709	162,773,691	(157,538,522)	—	—	114,068,878	3,090,140
Total	$162,850,666	$162,773,691	$(157,538,522)	$(69,052)	$—	$168,016,783	$4,455,656

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$14.35	$15.58	$14.28	$13.96
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.23)	0.11	(1.28)	1.56
Net investment income (loss) (b)	0.11	0.17	0.23	0.34
Net income (loss)	(1.12)	0.28	(1.05)	1.90
Net asset value per Share, end of period	$13.23	$15.86	$13.23	$15.86
Market value per Share, beginning of period (c)	$14.34	$15.54	$14.31	$13.92
Market value per Share, end of period (c)	$13.22	$15.87	$13.22	$15.87

Ratio to average Net Assets (d)
Net investment income (loss)	3.40%	4.49%	3.44%	4.54%
Expenses, after waivers	0.68%	0.73%	0.74%	0.73%
Expenses, prior to waivers	0.77%	0.79%	0.81%	0.80%
Total Return, at net asset value (e)	(7.81)%	1.80%	(7.35)%	13.61%
Total Return, at market value (e)	(7.81)%	2.12%	(7.62)%	14.01%
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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(26.9) million and $40.6 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $54.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $66.2 million was paid to purchase United States Treasury Obligations and $83.0 million was received from sales and maturing United States Treasury Obligations. $115.8 million was received from sales of affiliated investments and $167.4 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $157.5 million was received from sales of affiliated investments and $162.8 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $20.1 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $25.9 million and $(40.6) million during the six months ended June 30, 2025 and 2024, respectively. This included $81.8 million and $29.4 million from Shares purchased by Authorized Participants and $56.0 million and $69.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, distributions paid to Shareholders were $0.0 and $0.2 million, respectively.

Results of Operations

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Crude Oil Index ERTM”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBO - For the Three Months Ended June 30, 2025
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
3/31/2025
6/30/2025
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBO - For the Three Months Ended June 30, 2024
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2024
6/30/2024
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Light Sweet Crude Oil (WTI) Indices	(7.59)%	2.08%	(6.94)%	14.15%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $14.34 per Share to $13.22 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $11.91 per Share (-16.95%) on May 5, 2025 and a high of $14.79 per Share (+3.14%) on June 20, 2025. The total return for the Fund on a market value basis was -7.81%.

Crude oil prices moved lower in the second quarter of 2025, with the Fund posting a significant loss as oil markets faced several headwinds. The quarter started with sharp declines in April, driven by the Liberation Day tariffs, more OPEC+ production, and concerns about global economic growth. There were brief recoveries tied to increasing geopolitical tensions in the Middle East and resulting supply risks, but these were outweighed by rising inventories and softer demand. By the end of the quarter, oil markets were back under pressure as supply outpaced demand expectations, and trade and policy volatility continued. Overall, the Fund’s performance reflected a tough environment for oil, with prices trending down after a volatile start to the year.

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

Crude oil experienced a small loss in the second quarter of 2024. While some of that loss was driven by broader risk off sentiment due to the repeated delays of Federal Reserve rate cut expectations, other drivers included fading geopolitical risk premium, U.S. crude inventory builds due to unplanned refinery outages and unattractive refining margins, and OPEC announcing plans to gradually bring back barrels later this year. While OPEC also announced an extension of some cuts, this was largely expected and had a minimal impact on prices.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share decreased from $14.35 per Share to $13.23 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2025 contributed to an overall 8.57% decrease in the level of the Index and to a 7.59% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -7.81%.

Net income (loss) for the three months ended June 30, 2025 was $(13.8) million, primarily resulting from $1.9 million of income, net realized gain (loss) of $0.4 million, net change in unrealized gain (loss) of $(15.8) million and net operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $14.31 per Share to $13.22 per Share. The Share price low and high for the six months ended June 30, 2025, and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $11.91 per Share (-16.77%) on May 5, 2025 and a high of $15.90 per Share (+11.11%) on January 15, 2025. The total return for the Fund on a market value basis was -7.62%.

Crude oil markets were volatile in the first half of 2025, leading to a negative return for the Fund. The year began with sharp price swings as markets reacted to new U.S. sanctions on Russian oil and gas, fluctuating geopolitical developments, and shifting expectations for U.S. supply. OPEC’s plan to gradually bring back production and ongoing tariff headlines added to the uncertainty. Oil prices briefly recovered in March after new U.S. tariffs on Venezuelan oil and more sanctions on Chinese refineries, but this did not continue into the second quarter. Oil prices moved lower as countries were hit with fresh U.S. tariffs, higher OPEC+ output, and ongoing worries about global growth. Occasional rebounds from geopolitical risks were also outweighed by rising inventories and softer demand, especially following Iran's muted retaliatory response. By mid-year, oil prices were back under pressure, with a supply surplus and policy uncertainty keeping sentiment cautious.

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

Crude oil performed positively in the first half of 2024. Prices gained as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns, ending the first half of the year up around 15%. In addition to geopolitics, an improving macro backdrop amid a resilient U.S. economy, and expected Federal Reserve easing also supported broader risk assets like energy. However, this tailwind eased in the second quarter as the Federal Reserve stuck to its higher for longer rhetoric amid persistent inflation, weighing down the entire energy complex. Other factors like fading geopolitical risk premium, US inventory builds and OPEC’s production plans also played a role.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share decreased from $14.28 per Share to $13.23 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2025 contributed to an overall 8.90% decrease in the level of the Index and to a 6.94% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -7.35%.

Net income (loss) for the six months ended June 30, 2025 was $(11.1) million, primarily resulting from $4.0 million of income, net realized gain (loss) of $0.4 million, net change in unrealized gain (loss) of $(14.8) million and net operating expenses of $0.7 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$228,228,224	1.58%	$8,375,364	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$212,125,752	1.28%	$6,310,731	15

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	750,000	$13.63
May 1, 2025 to May 31, 2025	—	$—
June 1, 2025 to June 30, 2025	1,100,000	$14.37
Total	1,850,000	$14.07

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited),(vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: August 7, 2025		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools