Form 10-Q
period 2025-09-30
Invesco DB Oil Fund
filed 2025-11-07
CIK 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 16,350,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $53,447,148, respectively)	$—	$53,470,939
Affiliated investments, at value (cost $196,203,109 and $154,947,626, respectively)	196,283,799	155,007,856
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	2,142,000
Cash held by Custodian	—	1,041,250
Deposit with Commodity Broker	22,709,238	—
Receivable for:
Dividends from affiliates	508,208	593,811
Total assets	$219,501,245	$212,255,856
Liabilities
Payable for:
Management fees	$125,556	$125,189
Brokerage commissions and fees	4,785	4,915
Total liabilities	$130,341	$130,104
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	537	571
Shareholders' equity—Shares	219,370,367	212,125,181
Total shareholders' equity	219,370,904	212,125,752
Total liabilities and equity	$219,501,245	$212,255,856

General Shares outstanding	40	40
Shares outstanding	16,350,000	14,850,000
Net asset value per share	$13.42	$14.28
Market value per share	$13.45	$14.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170) (a)(b)	24.63%	$54,034,860	$511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $142,248,939) (b)(c)	64.85%	$142,248,939	$142,248,939
Total Affiliated Investments (cost $196,203,109)	89.48%	$196,283,799

(a)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(b)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(c)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
NYMEX WTI Crude	3,516	October - 2025	$219,292,920	$(2,672,624)	$(2,672,624)
(d)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

December 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.400% due March 06, 2025	6.55%	$13,897,595	$14,000,000
U.S. Treasury Bills, 4.230% due April 03, 2025	18.66%	$39,573,344	$40,000,000
Total United States Treasury Obligations (cost $53,447,148)	25.21%	$53,470,939
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $ 53,954,170)(b)(c)	25.46%	$54,014,400	$511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $ 100,993,456)(b)(d)	47.61%	100,993,456	100,993,456
Total Affiliated Investments (cost $154,947,626)	73.07%	$155,007,856
Total Investments in Securities (cost $208,394,774)	98.28%	$208,478,795
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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$277,056	$913,584	$957,368	$2,960,581
Dividends from Affiliates	2,114,360	1,925,468	5,436,019	6,381,124
Total Income	2,391,416	2,839,052	6,393,387	9,341,705
Expenses
Management Fees	430,777	405,373	1,149,193	1,330,010
Brokerage Commissions and Fees	2,993	1,528	37,805	5,098
Interest Expense	5,476	34,279	27,626	86,291
Total Expenses	439,246	441,180	1,214,624	1,421,399
Less: Waivers	(48,044)	(32,209)	(119,011)	(109,418)
Net Expenses	391,202	408,971	1,095,613	1,311,981
Net Investment Income (Loss)	2,000,214	2,430,081	5,297,774	8,029,724
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	(124,450)	992,972	308,671	2,723,883
Net Realized Gain (Loss)	(124,450)	992,972	308,671	2,723,883
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	35,319	(23,791)	(18,135)
Affiliated Investments	51,150	97,185	20,460	28,133
Commodity Futures Contracts	2,076,248	(30,348,374)	(12,697,975)	(6,709,266)
Net Change in Unrealized Gain (Loss)	2,127,398	(30,215,870)	(12,701,306)	(6,699,268)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,002,948	(29,222,898)	(12,392,635)	(3,975,385)
Net Income (Loss)	$4,003,162	$(26,792,817)	$(7,094,861)	$4,054,339

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224
Purchases of Shares			1,900,000	25,610,083	25,610,083
Redemption of Shares			(2,800,000)	(38,470,565)	(38,470,565)
Net Increase (Decrease) due to Share Transactions			(900,000)	(12,860,482)	(12,860,482)
Net Income (Loss)
Net Investment Income (Loss)		13		2,000,201	2,000,214
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(124,450)	(124,450)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(5)		2,127,403	2,127,398
Net Income (Loss)		8		4,003,154	4,003,162
Net Change in Shareholders' Equity	—	8	(900,000)	(8,857,328)	(8,857,320)
Balance at September 30, 2025	40	$537	16,350,000	$219,370,367	$219,370,904

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$634	14,800,000	$234,781,605	$234,782,239
Purchases of Shares			1,350,000	18,887,716	18,887,716
Redemption of Shares			(1,050,000)	(16,341,631)	(16,341,631)
Net Increase (Decrease) due to Share Transactions			300,000	2,546,085	2,546,085
Net Income (Loss)
Net Investment Income (Loss)		(12)		2,430,093	2,430,081
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(4)		992,976	992,972
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(60)		(30,215,810)	(30,215,870)
Net Income (Loss)		(76)		(26,792,741)	(26,792,817)
Net Change in Shareholders' Equity	—	(76)	300,000	(24,246,656)	(24,246,732)
Balance at September 30, 2024	40	$558	15,100,000	$210,534,949	$210,535,507

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$571	14,850,000	$212,125,181	$212,125,752
Purchases of Shares			8,150,000	108,769,478	108,769,478
Redemption of Shares			(6,650,000)	(94,429,465)	(94,429,465)
Net Increase (Decrease) due to Share Transactions			1,500,000	14,340,013	14,340,013
Net Income (Loss)
Net Investment Income (Loss)		25		5,297,749	5,297,774
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		308,669	308,671
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(61)		(12,701,245)	(12,701,306)
Net Income (Loss)		(34)		(7,094,827)	(7,094,861)
Net Change in Shareholders' Equity	—	(34)	1,500,000	7,245,186	7,245,152
Balance at September 30, 2025	40	$537	16,350,000	$219,370,367	$219,370,904

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$558	17,500,000	$244,340,934	$244,341,492
Purchases of Shares			3,350,000	48,266,761	48,266,761
Redemption of Shares			(5,750,000)	(86,127,085)	(86,127,085)
Net Increase (Decrease) due to Share Transactions			(2,400,000)	(37,860,324)	(37,860,324)
Net Income (Loss)
Net Investment Income (Loss)		2		8,029,722	8,029,724
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		2,723,883	2,723,883
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		(6,699,266)	(6,699,268)
Net Income (Loss)		—		4,054,339	4,054,339
Net Change in Shareholders' Equity	—	—	(2,400,000)	(33,805,985)	(33,805,985)
Balance at September 30, 2024	40	$558	15,100,000	$210,534,949	$210,535,507

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB Oil Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(7,094,861)	$4,054,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(79,908,669)
Proceeds from securities sold and matured	54,000,000	97,000,000
Cost of affiliated investments purchased	(193,075,446)	(255,460,227)
Proceeds from affiliated investments sold	151,819,963	276,378,755
Net accretion of discount on United States Treasury Obligations	(552,852)	(2,897,818)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	3,331	(9,998)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,142,000	(1,336,640)
Deposit with Commodity Broker	(22,709,238)	—
Dividends from affiliates	85,603	230,945
Management fees	367	(30,761)
Brokerage commissions and fees	(130)	26
Net cash provided by (used in) operating activities	(15,381,263)	38,019,952
Cash flows from financing activities:
Distributions paid to shareholders	—	(159,628)
Proceeds from purchases of Shares	108,769,478	48,266,761
Redemption of Shares	(94,429,465)	(86,127,085)
Net cash provided by (used in) financing activities	14,340,013	(38,019,952)
Net change in cash	(1,041,250)	—
Cash at beginning of period	1,041,250	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$27,626	$86,291

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $48,044 and $119,011 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $32,209 and $109,418 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no other cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$54,034,860	$—	$—	$54,034,860
Money Market Mutual Fund	142,248,939	—	—	142,248,939
Total Investments in Securities	196,283,799	—	—	196,283,799
Other Investments - Liabilities(a)
Commodity Futures Contracts	(2,672,624)	—	—	(2,672,624)
Total Investments	$193,611,175	$—	$—	$193,611,175
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,470,939	$—	$53,470,939
Exchange-Traded Fund	54,014,400	—	—	54,014,400
Money Market Mutual Fund	100,993,456	—	—	100,993,456
Total Investments in Securities	155,007,856	53,470,939	—	208,478,795
Other Investments - Assets(a)
Commodity Futures Contracts	10,025,351	—	—	10,025,351
Total Investments	$165,033,207	$53,470,939	$—	$218,504,146
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(2,672,624)	$10,025,351	$—
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(124,450)	$992,972
	Net Change in Unrealized Gain (Loss)	2,076,248	(30,348,374)
Total		$1,951,798	$(29,355,402)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$308,671	$2,723,883
	Net Change in Unrealized Gain (Loss)	(12,697,975)	(6,709,266)
Total		$(12,389,304)	$(3,985,383)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$229,337,610	$217,326,800	$204,838,758	$236,412,675

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$53,983,710	$—	$—	$51,150	$—	$54,034,860	$554,926
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$152,609,908	$25,706,052	$(36,067,021)	$—	$—	$142,248,939	$1,559,434
Total	$206,593,618	$25,706,052	$(36,067,021)	$51,150	$—	$196,283,799	$2,114,360

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$54,014,400	$—	$—	$20,460	$—	$54,034,860	$1,674,333
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	100,993,456	193,075,446	(151,819,963)	—	—	142,248,939	3,761,686
Total	$155,007,856	$193,075,446	$(151,819,963)	$20,460	$—	$196,283,799	$5,436,019

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$53,947,905	$—	$—	$97,185	$—	$54,045,090	$703,481
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$114,068,878	$92,686,536	$(118,840,234)	$—	$—	$87,915,180	$1,221,987
Total	$168,016,783	$92,686,536	$(118,840,234)	$97,185	$—	$141,960,270	$1,925,468

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$54,016,957	$—	$—	$28,133	$—	$54,045,090	$2,068,997
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	108,833,709	255,460,227	(276,378,756)	—	—	87,915,180	4,312,127
Total	$162,850,666	$255,460,227	$(276,378,756)	$28,133	$—	$141,960,270	$6,381,124

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$13.23	$15.86	$14.28	$13.96
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.07	(2.09)	(1.21)	(0.53)
Net investment income (loss) (b)	0.12	0.17	0.35	0.51
Net income (loss)	0.19	(1.92)	(0.86)	(0.02)
Net asset value per Share, end of period	$13.42	$13.94	$13.42	$13.94
Market value per Share, beginning of period (c)	$13.22	$15.87	$14.31	$13.92
Market value per Share, end of period (c)	$13.45	$13.97	$13.45	$13.97

Ratio to average Net Assets (d)
Net investment income (loss)	3.48%	4.50%	3.46%	4.53%
Expenses, after waivers	0.68%	0.76%	0.72%	0.74%
Expenses, prior to waivers	0.76%	0.82%	0.79%	0.80%
Total Return, at net asset value (e)	1.44%	(12.11)%	(6.02)%	(0.14)%
Total Return, at market value (e)	1.74%	(11.97)%	(6.01)%	0.36%
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

Note 12 - Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider, and will result in the current Optimum Yield methodology being modified to eliminate contracts with limited liquidity.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodity futures trading. A significant portion of the NAV may be held in United States Treasury

Obligations or cash, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations or cash, money market mutual funds and T-Bill ETFs, if any, which may be used for cash management purposes. The amount of cash and/or United States Treasury Obligations on deposit with the Commodity Broker may exceed the amount of margin required to be on deposit, depending on market conditions and comparative yields available from United States Treasury Obligations, money market funds, T-Bill ETFs and cash held on deposit with Commodity Broker. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(15.4) million and $38.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $54.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $79.9 million was paid to purchase United States Treasury Obligations and $97.0 million was received from sales and maturing United States Treasury Obligations. $151.8 million was received from sales of affiliated investments and $193.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $276.4 million was received from sales of affiliated investments and $255.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $22.7 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $14.3 million and $(38.0) million during the nine months ended September 30, 2025 and 2024, respectively. This included $108.8 million and $48.3 million from Shares purchased by Authorized Participants and $94.4 million and $86.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, distributions paid to Shareholders were $0.0 and $0.2 million, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBO - For the Three Months Ended September 30, 2025
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2025
9/30/2025
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

DBO - For Nine Months Ended September 30, 2025
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2024
9/30/2025
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

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Light Sweet Crude Oil (WTI) Indices	1.56%	(12.02)%	(5.49)%	0.43%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $13.22 per Share to $13.45 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $13.17 per Share (-0.38%) on August 19, 2025 and a high of $14.60 per Share (+10.44%) on July 30, 2025. The total return for the Fund on a market value basis was +1.74%.

Crude oil ended the third quarter of 2025 with a narrow gain. Prices were volatile but rangebound, with advances often short-lived as any gains due to geopolitical headlines were curtailed by the looming prospect of oversupply. Output rose, both from OPEC+ and non-OPEC producers, and the International Energy Agency forecasted a record annual surplus in 2026. This coincided with accelerating refinery maintenance and softening global growth, both of which weighed on the demand outlook for crude oil. Conversely, oil markets got support from geopolitical developments. Markets debated whether the U.S. would be willing to risk fragile trade relationships and derail its goal to lower energy prices by enforcing sanctions on Russian oil buying. The European

Union's new sanctions package targeting Russia, Ukraine's strikes on Russian energy infrastructure, escalating tensions in the Middle East, and robust Chinese stockpiling also lent support to oil prices.

For the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $15.87 per Share to $13.97 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $13.36 per Share (-15.82%) on September 10, 2024 and a high of $16.21 per Share (+2.14%) on July 03, 2024. The total return for the Fund on a market value basis was -11.97%.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $13.23 per Share to $13.42 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2025 contributed to an overall 0.50% increase in the level of the Index and to a 1.56% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was +1.44%.

Net income (loss) for the three months ended September 30, 2025 was $4.0 million, primarily resulting from $2.4 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $2.1 million and net operating expenses of $0.4 million.

For the three months ended September 30, 2024, the NAV of each Share decreased from $15.86 per Share to $13.94 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2024 contributed to an overall 13.17% decrease in the level of the Index and to a 12.02% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -12.11%.

Net income (loss) for the three months ended September 30, 2024 was $(26.8) million, primarily resulting from $2.8 million of income, net realized gain (loss) of $1.0 million, net change in unrealized gain (loss) of $(30.2) million and net operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share decreased from $14.31 per Share to $13.45 per Share. The Share price low and high for the nine months ended September 30, 2025, and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $11.91 per Share (-16.77%) on May 05, 2025 and a high of $15.90 per Share (+11.11%) on January 15, 2025. The total return for the Fund on a market value basis was -6.01%.

Year-to-date, 2025 has been challenging for oil markets, with the Fund posting negative returns in the first three quarters. The common theme has been oil’s balancing act between geopolitical risks and supply-demand fundamentals that remain in a surplus. OPEC+ began unwinding production cuts in the second quarter and continued through the end of the period, while non-OPEC+ supply also surged to record highs. In addition, slowing global growth and tariff headlines weighed on demand, though Chinese stockpiling did provide a relief valve, which limited further downside. Prices pared losses on headlines that pointed towards escalation in the conflicts in Ukraine and the Middle East, but these advances were often short-lived.

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $13.92 per Share to $13.97 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $13.36 per Share (-4.02%) on September 10, 2024 and a high of $16.21 per Share (+16.46%) on July 03, 2024. The total return for the Fund on a market value basis was +0.36%.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share decreased from $14.28 per Share to $13.42 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2025 contributed to an overall 8.45% decrease in the level of the Index and to a 5.49% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -6.02%.

Net income (loss) for the nine months ended September 30, 2025 was $(7.1) million, primarily resulting from $6.4 million of income, net realized gain (loss) of $0.3 million, net change in unrealized gain (loss) of $(12.7) million and net operating expenses of $1.1 million.

For the nine months ended September 30, 2024, the NAV of each Share decreased from $13.96 per Share to $13.94 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2024 contributed to an overall 3.49% decrease in the level of the Index and to a 0.43% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV value basis was -0.14%.

Net income (loss) for the nine months ended September 30, 2024 was $4.1 million, primarily resulting from $9.3 million of income, net realized gain (loss) of $2.7 million, net change in unrealized gain (loss) of $(6.7) million and net operating expenses of $1.3 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$219,370,904	1.55%	$7,909,873	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$212,125,752	1.28%	$6,310,731	15

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	850,000	$13.76
August 1, 2025 to August 31, 2025	650,000	14.05
September 1, 2025 to September 30, 2025	1,300,000	13.57
Total	2,800,000	$13.74

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited),(vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: November 6, 2025		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools