Form 10-Q
period 2026-06-30
Invesco DB Oil Fund
filed 2026-08-07
CIK 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026: 12,050,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $215,443,633 and $195,192,479, respectively)	$215,488,518	$195,278,284
Other investments:
Deposit with Commodity Broker	—	9,215,975
Receivable for:
Dividends from affiliates	568,467	451,901
Total assets	$216,056,985	$204,946,160
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$3,370,021	$—
Payable for:
Due to custodian	250	—
Fund shares reacquired	1,749,367	609,613
Management fees	137,927	115,695
Total liabilities	$5,257,565	$725,308
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	700	488
Shareholders' equity—Shares	210,798,720	204,220,364
Total shareholders' equity	210,799,420	204,220,852
Total liabilities and equity	$216,056,985	$204,946,160

General Shares outstanding	40	40
Shares outstanding	12,050,000	16,750,000
Net asset value per share	$17.49	$12.19
Market value per share	$17.63	$12.20

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170) (a)(b)	25.61%	$53,999,055	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $161,489,463) (a)(c)	76.61%	$161,489,463	161,489,463
Total Affiliated Investments (cost $215,443,633)	102.22%	$215,488,518

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
NYMEX WTI Crude	3,043	August - 2026	$210,788,610	$(14,902,757)	$(14,902,757)
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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$397,522	$118,198	$580,373	$680,312
Dividends from Affiliates	2,476,894	1,799,755	4,385,503	3,321,659
Total Income	2,874,416	1,917,953	4,965,876	4,001,971
Expenses
Management Fees	549,303	352,532	1,047,056	718,416
Brokerage Commissions and Fees	4,544	3,339	64,218	34,812
Interest Expense	50,196	5,648	54,347	22,150
Total Expenses	604,043	361,519	1,165,621	775,378
Less: Waivers	(67,286)	(40,292)	(116,688)	(70,967)
Net Expenses	536,757	321,227	1,048,933	704,411
Net Investment Income (Loss)	2,337,659	1,596,726	3,916,943	3,297,560
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	20,098,031	400,416	120,170,321	433,121
Net Realized Gain (Loss)	20,098,031	400,416	120,170,321	433,121
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(148)	—	(23,791)
Affiliated Investments	10,230	2,557	(40,920)	(30,690)
Commodity Futures Contracts	(41,862,127)	(15,790,205)	(9,604,363)	(14,774,223)
Net Change in Unrealized Gain (Loss)	(41,851,897)	(15,787,796)	(9,645,283)	(14,828,704)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(21,753,866)	(15,387,380)	110,525,038	(14,395,583)
Net Income (Loss)	$(19,416,207)	$(13,790,654)	$114,441,981	$(11,098,023)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2026	40	$782	18,700,000	$365,452,358	$365,453,140
Purchases of Shares			100,000	2,060,713	2,060,713
Redemption of Shares			(6,750,000)	(137,298,226)	(137,298,226)
Net Increase (Decrease) due to Share Transactions			(6,650,000)	(135,237,513)	(135,237,513)
Net Income (Loss)
Net Investment Income (Loss)		4		2,337,655	2,337,659
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		3		20,098,028	20,098,031
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(89)		(41,851,808)	(41,851,897)
Net Income (Loss)		(82)		(19,416,125)	(19,416,207)
Net Change in Shareholders' Equity	—	(82)	(6,650,000)	(154,653,638)	(154,653,720)
Balance at June 30, 2026	40	$700	12,050,000	$210,798,720	$210,799,420

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$574	14,100,000	$202,307,455	$202,308,029
Purchases of Shares			5,000,000	65,738,078	65,738,078
Redemption of Shares			(1,850,000)	(26,027,229)	(26,027,229)
Net Increase (Decrease) due to Share Transactions			3,150,000	39,710,849	39,710,849
Net Income (Loss)
Net Investment Income (Loss)		10		1,596,716	1,596,726
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		400,414	400,416
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(57)		(15,787,739)	(15,787,796)
Net Income (Loss)		(45)		(13,790,609)	(13,790,654)
Net Change in Shareholders' Equity	—	(45)	3,150,000	25,920,240	25,920,195
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$488	16,750,000	$204,220,364	$204,220,852
Purchases of Shares			6,400,000	108,851,331	108,851,331
Redemption of Shares			(11,100,000)	(216,714,744)	(216,714,744)
Net Increase (Decrease) due to Share Transactions			(4,700,000)	(107,863,413)	(107,863,413)
Net Income (Loss)
Net Investment Income (Loss)		7		3,916,936	3,916,943
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		223		120,170,098	120,170,321
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(18)		(9,645,265)	(9,645,283)
Net Income (Loss)		212		114,441,769	114,441,981
Net Change in Shareholders' Equity	—	212	(4,700,000)	6,578,356	6,578,568
Balance at June 30, 2026	40	$700	12,050,000	$210,798,720	$210,799,420

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$571	14,850,000	$212,125,181	$212,125,752
Purchases of Shares			6,250,000	83,159,395	83,159,395
Redemption of Shares			(3,850,000)	(55,958,900)	(55,958,900)
Net Increase (Decrease) due to Share Transactions			2,400,000	27,200,495	27,200,495
Net Income (Loss)
Net Investment Income (Loss)		12		3,297,548	3,297,560
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		433,119	433,121
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(56)		(14,828,648)	(14,828,704)
Net Income (Loss)		(42)		(11,097,981)	(11,098,023)
Net Change in Shareholders' Equity	—	(42)	2,400,000	16,102,514	16,102,472
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$114,441,981	$(11,098,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	53,999,999
Cost of affiliated investments purchased	(374,708,538)	(167,369,394)
Proceeds from affiliated investments sold	354,457,384	115,752,942
Net accretion of discount on United States Treasury Obligations	—	(552,851)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	40,920	54,481
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	3,370,021	2,142,000
Dividends from affiliates	(116,566)	(30,391)
Securities sold	—	(58)
Investments purchased	—	148,636
Management fees	22,232	88,942
Brokerage commissions and fees	—	(622)
Deposit with Commodity Broker	9,215,975	(20,054,394)
Net cash provided by (used in) operating activities	106,723,409	(26,918,733)
Cash flows from financing activities:
Proceeds from purchases of Shares	108,851,331	81,836,334
Redemption of Shares	(215,574,990)	(55,958,900)
Increase (Decrease) in payable for amount due to custodian	250	49
Net cash provided by (used in) financing activities	(106,723,409)	25,877,483
Net change in cash	—	(1,041,250)
Cash at beginning of period	—	1,041,250
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$54,347	$22,150

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $4.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

The Managing Owner waived fees of $67,286 and $116,688 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $40,292 and $70,967 for the three and six months ended June 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$53,999,055	$—	$—	$53,999,055
Money Market Mutual Fund	161,489,463	—	—	161,489,463
Total Investments in Securities	215,488,518	—	—	215,488,518
Other Investments - Liabilities(a)
Commodity Futures Contracts	(14,902,757)	—	—	(14,902,757)
Total Investments	$200,585,761	$—	$—	$200,585,761
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$54,039,975	$—	$—	$54,039,975
Money Market Mutual Fund	141,238,309	—	—	141,238,309
Total Investments in Securities	195,278,284	—	—	195,278,284
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,298,394)	—	—	(5,298,394)
Total Investments	$189,979,890	$—	$—	$189,979,890
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(14,902,757)	$—	$(5,298,394)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$20,098,031	$400,416
	Net Change in Unrealized Gain (Loss)	(41,862,127)	(15,790,205)
Total		$(21,764,096)	$(15,389,789)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$120,170,321	$433,121
	Net Change in Unrealized Gain (Loss)	(9,604,363)	(14,774,223)
Total		$110,565,958	$(14,341,102)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$293,481,795	$191,772,265	$263,676,306	$194,175,966

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$53,988,825	$—	$—	$10,230	$—	$53,999,055	$460,821
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$310,683,743	$156,530,240	$(305,724,520)	$—	$—	$161,489,463	$2,016,073
Total	$364,672,568	$156,530,240	$(305,724,520)	$10,230	$—	$215,488,518	$2,476,894

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$54,039,975	$—	$—	$(40,920)	$—	$53,999,055	$946,352
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	141,238,309	374,708,538	(354,457,384)	—	—	161,489,463	3,439,151
Total	$195,278,284	$374,708,538	$(354,457,384)	$(40,920)	$—	$215,488,518	$4,385,503

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$53,981,153	$—	$—	$2,557	$—	$53,983,710	$539,673
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$87,433,379	$98,646,053	$(33,469,524)	$—	$—	$152,609,908	$1,260,082
Total	$141,414,532	$98,646,053	$(33,469,524)	$2,557	$—	$206,593,618	$1,799,755

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$54,014,400	$—	$—	$(30,690)	$—	$53,983,710	$1,119,407
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	100,993,456	167,369,394	(115,752,942)	—	—	152,609,908	2,202,252
Total	$155,007,856	$167,369,394	$(115,752,942)	$(30,690)	$—	$206,593,618	$3,321,659

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$19.54	$14.35	$12.19	$14.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.22)	(1.23)	5.05	(1.28)
Net investment income (loss) (b)	0.17	0.11	0.25	0.23
Net income (loss)	(2.05)	(1.12)	5.30	(1.05)
Net asset value per Share, end of period	$17.49	$13.23	$17.49	$13.23
Market value per Share, beginning of period (c)	$19.70	$14.34	$12.20	$14.31
Market value per Share, end of period (c)	$17.63	$13.22	$17.63	$13.22

Ratio to average Net Assets (d)
Net investment income (loss)	3.19%	3.40%	2.81%	3.44%
Expenses, after waivers	0.73%	0.68%	0.75%	0.74%
Expenses, prior to waivers	0.82%	0.77%	0.83%	0.81%
Total Return, at net asset value (e)	(10.49)%	(7.81)%	43.48%	(7.35)%
Total Return, at market value (e)	(10.51)%	(7.81)%	44.51%	(7.62)%
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

Operating Activities

Net cash flow provided by (used in) operating activities was $106.7 million and $(26.9) million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations. The Fund may hold United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise), and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026, $354.5 million was received from sales of affiliated investments and $374.7 million was paid to purchase affiliated investments. During the six months ended June 30, 2025, $54.0 million was received from proceeds from securities sold and matured. $115.8 million was received from sales of affiliated investments and $167.4 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $9.2 million and $20.1 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(106.7) million and $25.9 million during the six months ended June 30, 2026 and 2025, respectively. This included $108.9 million and $81.8 million from Shares purchased by Authorized Participants and $215.6 million and $56.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBO - For the Three Months Ended June 30, 2026
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
3/31/2026
6/30/2026
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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBO - For theh Six Months Ended June 30, 2026
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Light Sweet Crude Oil (WTI) Indices	(6.70)%	(7.59)%	45.65%	(6.94)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $19.70 per Share to $17.63 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $17.48 per Share (-11.27%) on June 26, 2026 and a high of $23.83 per Share (+20.96%) on May 19, 2026. The total return for the Fund on a market value basis was -10.51%.

WTI crude oil performed negatively during the second quarter of 2026 as continued diplomatic engagement and repeated signals of progress in U.S.-Iran negotiations prompted markets to unwind much of the geopolitical premium that had been built into oil prices since the conflict began in February. Optimistic commentary from President Trump and expectations that a broader regional conflict could be avoided reduced concerns over prolonged disruptions to crude flows through the Strait of Hormuz. While significant volumes remained stranded in the Persian Gulf, inventory drawdowns, Strategic Petroleum Reserve releases, and lower Chinese crude imports helped offset the supply gap. As a result, oil prices moved lower despite ongoing geopolitical tensions, with the market increasingly focused on the likelihood that the worst-case disruption scenarios would be avoided.

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $14.34 per Share to $13.22 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $11.91 per Share (-16.95%) on May 05, 2025 and a high of $14.79 per Share (+3.14%) on June 20, 2025. The total return for the Fund on a market value basis was -7.81%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $19.54 per Share to $17.49 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2026 contributed to an overall 11.17% decrease in the level of the Index and to a 10.35% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was -10.49%.

Net income (loss) for the three months ended June 30, 2026 was $(19.4) million, primarily resulting from $2.9 million of income, net realized gain (loss) of $20.1 million, net change in unrealized gain (loss) of $(41.9) million and net operating expenses of $0.5 million.

For the three months ended June 30, 2025, the NAV of each Share decreased from $14.35 per Share to $13.23 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the three months ended June 30, 2025 contributed to an overall 8.57% decrease in the level of the Index and to a 7.59% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was -7.81%.

Net income (loss) for the three months ended June 30, 2025 was $(13.8) million, primarily resulting from $1.9 million of income, net realized gain (loss) of $0.4 million, net change in unrealized gain (loss) of $(15.8) million and net operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share increased from $12.20 per Share to $17.63 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $11.98 per Share (-1.80%) on January 07, 2026 and a high of $23.83 per Share (+95.33%) on May 19, 2026. The total return for the Fund on a market value basis was +44.51%.

WTI crude oil generated strong positive returns in the first half of 2026, although gains were materially reduced in the second quarter as part of the geopolitical premium built into prices during the first quarter was unwound. Early in the year, escalating tensions between the United States and Iran, coupled with concerns over potential disruptions to shipping through the Strait of Hormuz, drove a sharp repricing of supply risk and supported a strong rally in crude oil prices. During the second quarter, continued diplomatic engagement, repeated signals of progress in U.S.-Iran negotiations, and optimistic commentary from President Trump reduced expectations of a broader regional conflict. While significant volumes of crude remained stranded in the Persian Gulf, inventory drawdowns, Strategic Petroleum Reserve releases, and lower Chinese crude imports helped offset the impact of the supply shock. As a result, crude oil retraced a portion of its first-quarter gains, though ongoing geopolitical uncertainty and the continued risk of supply disruptions kept prices well above where they began the year.

For the six months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $14.31 per Share to $13.22 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $11.91 per Share (-16.77%) on May 05, 2025 and a high of $15.90 per Share (+11.11%) on January 15, 2025. The total return for the Fund on a market value basis was -7.62%.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share increased from $12.19 per Share to $17.49 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2026 contributed to an overall 41.79% increase in the level of the Index and to a 44.39% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was +43.48%.

Net income (loss) for the six months ended June 30, 2026 was $114.4 million, primarily resulting from $5.0 million of income, net realized gain (loss) of $120.2 million, net change in unrealized gain (loss) of $(9.6) million and net operating expenses of $1.0 million.

For the six months ended June 30, 2025, the NAV of each Share decreased from $14.28 per Share to $13.23 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil during the six months ended June 30, 2025 contributed to an overall 8.90% decrease in the level of the Index and to a 6.94% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was -7.35%.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$210,799,420	1.92%	$9,519,974	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$204,220,852	1.47%	$6,992,091	13

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	4,250,000	$20.21
May 1, 2026 to May 31, 2026	1,300,000	21.91
June 1, 2026 to June 30, 2026	1,200,000	19.11
Total	6,750,000	$20.34

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: August 6, 2026		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools