Form 10-Q
period 2026-09-30
Invesco DB Oil Fund
filed 2026-11-06
CIK 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026: 11,000,000

INVESCO DB OIL FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Oil Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $255,999,024 and $195,192,479, respectively)	$256,038,794	$195,278,284
Other investments:
Variation margin receivable- Commodity Futures Contracts	2,302,688	—
Deposit with Commodity Broker	2,035,972	9,215,975
Receivable for:
Dividends from affiliates	654,227	451,901
Total assets	$261,031,681	$204,946,160
Liabilities
Payable for:
Fund shares reacquired	$—	$609,613
Management fees	144,985	115,695
Total liabilities	$144,985	$725,308
Commitments and Contingencies (Note 10)
Equity
Shareholders' equity—General Shares	949	488
Shareholders' equity—Shares	260,885,747	204,220,364
Total shareholders' equity	260,886,696	204,220,852
Total liabilities and equity	$261,031,681	$204,946,160

General Shares outstanding	40	40
Shares outstanding	11,000,000	16,750,000
Net asset value per share	$23.72	$12.19
Market value per share	$23.74	$12.20

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $53,954,170) (a)(b)	20.69%	$53,993,940	511,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $202,044,854) (a)(c)	77.45%	$202,044,854	202,044,854
Total Affiliated Investments (cost $255,999,024)	98.14%	$256,038,794

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
NYMEX WTI Crude	2,884	October - 2026	$260,771,280	$41,477,747	$41,477,747
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

Invesco DB Oil Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$33,496	$277,056	$613,869	$957,368
Dividends from Affiliates	2,290,192	2,114,360	6,675,695	5,436,019
Total Income	2,323,688	2,391,416	7,289,564	6,393,387
Expenses
Management Fees	477,396	430,777	1,524,452	1,149,193
Brokerage Commissions and Fees	15,156	2,993	79,374	37,805
Interest Expense	34,151	5,476	88,498	27,626
Total Expenses	526,703	439,246	1,692,324	1,214,624
Less: Waivers	(59,797)	(48,044)	(176,485)	(119,011)
Net Expenses	466,906	391,202	1,515,839	1,095,613
Net Investment Income (Loss)	1,856,782	2,000,214	5,773,725	5,297,774
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	15,803,300	(124,450)	135,973,621	308,671
Net Realized Gain (Loss)	15,803,300	(124,450)	135,973,621	308,671
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(23,791)
Affiliated Investments	(5,115)	51,150	(46,035)	20,460
Commodity Futures Contracts	56,380,504	2,076,248	46,776,141	(12,697,975)
Net Change in Unrealized Gain (Loss)	56,375,389	2,127,398	46,730,106	(12,701,306)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	72,178,689	2,002,948	182,703,727	(12,392,635)
Net Income (Loss)	$74,035,471	$4,003,162	$188,477,452	$(7,094,861)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2026	40	$700	12,050,000	$210,798,720	$210,799,420
Purchases of Shares			2,350,000	48,424,996	48,424,996
Redemption of Shares			(3,400,000)	(72,373,191)	(72,373,191)
Net Increase (Decrease) due to Share Transactions			(1,050,000)	(23,948,195)	(23,948,195)
Net Income (Loss)
Net Investment Income (Loss)		7		1,856,775	1,856,782
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		110		15,803,190	15,803,300
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		132		56,375,257	56,375,389
Net Income (Loss)		249		74,035,222	74,035,471
Net Change in Shareholders' Equity	—	249	(1,050,000)	50,087,027	50,087,276
Balance at September 30, 2026	40	$949	11,000,000	$260,885,747	$260,886,696

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$529	17,250,000	$228,227,695	$228,228,224
Purchases of Shares			1,900,000	25,610,083	25,610,083
Redemption of Shares			(2,800,000)	(38,470,565)	(38,470,565)
Net Increase (Decrease) due to Share Transactions			(900,000)	(12,860,482)	(12,860,482)
Net Income (Loss)
Net Investment Income (Loss)		13		2,000,201	2,000,214
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		-		(124,450)	(124,450)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(5)		2,127,403	2,127,398
Net Income (Loss)		8		4,003,154	4,003,162
Net Change in Shareholders' Equity	—	8	(900,000)	(8,857,328)	(8,857,320)
Balance at September 30, 2025	40	$537	16,350,000	$219,370,367	$219,370,904

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$488	16,750,000	$204,220,364	$204,220,852
Purchases of Shares			8,750,000	157,276,327	157,276,327
Redemption of Shares			(14,500,000)	(289,087,935)	(289,087,935)
Net Increase (Decrease) due to Share Transactions			(5,750,000)	(131,811,608)	(131,811,608)
Net Income (Loss)
Net Investment Income (Loss)		14		5,773,711	5,773,725
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		333		135,973,288	135,973,621
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		114		46,729,992	46,730,106
Net Income (Loss)		461		188,476,991	188,477,452
Net Change in Shareholders' Equity	—	461	(5,750,000)	56,665,383	56,665,844
Balance at September 30, 2026	40	$949	11,000,000	$260,885,747	$260,886,696

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$571	14,850,000	$212,125,181	$212,125,752
Purchases of Shares			8,150,000	108,769,478	108,769,478
Redemption of Shares			(6,650,000)	(94,429,465)	(94,429,465)
Net Increase (Decrease) due to Share Transactions			1,500,000	14,340,013	14,340,013
Net Income (Loss)
Net Investment Income (Loss)		25		5,297,749	5,297,774
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		308,669	308,671
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(61)		(12,701,245)	(12,701,306)
Net Income (Loss)		(34)		(7,094,827)	(7,094,861)
Net Change in Shareholders' Equity	—	(34)	1,500,000	7,245,186	7,245,152
Balance at September 30, 2025	40	$537	16,350,000	$219,370,367	$219,370,904

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$188,477,452	$(7,094,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	54,000,000
Cost of affiliated investments purchased	(571,571,928)	(193,075,446)
Proceeds from affiliated investments sold	510,765,383	151,819,963
Net accretion of discount on United States Treasury Obligations	—	(552,852)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	46,035	3,331
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(2,302,688)	2,142,000
Dividends from affiliates	(202,326)	85,603
Management fees	29,290	367
Brokerage commissions and fees	—	(130)
Deposit with Commodity Broker	7,180,003	(22,709,238)
Net cash provided by (used in) operating activities	132,421,221	(15,381,263)
Cash flows from financing activities:
Proceeds from purchases of Shares	157,276,327	108,769,478
Redemption of Shares	(289,697,548)	(94,429,465)
Net cash provided by (used in) financing activities	(132,421,221)	14,340,013
Net change in cash	—	(1,041,250)
Cash at beginning of period	—	1,041,250
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$88,498	$27,626

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $4.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

The Managing Owner waived fees of $59,797 and $176,485 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $48,044 and $119,011 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$53,993,940	$—	$—	$53,993,940
Money Market Mutual Fund	202,044,854	—	—	202,044,854
Total Investments in Securities	256,038,794	—	—	256,038,794
Other Investments - Assets(a)
Commodity Futures Contracts	41,477,747	—	—	41,477,747
Total Investments	$297,516,541	$—	$—	$297,516,541
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$54,039,975	$—	$—	$54,039,975
Money Market Mutual Fund	141,238,309	—	—	141,238,309
Total Investments in Securities	195,278,284	—	—	195,278,284
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,298,394)	—	—	(5,298,394)
Total Investments	$189,979,890	$—	$—	$189,979,890
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$41,477,747	$—	$—	$(5,298,394)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$15,803,300	$(124,450)
	Net Change in Unrealized Gain (Loss)	56,380,504	2,076,248
Total		$72,183,804	$1,951,798

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$135,973,621	$308,671
	Net Change in Unrealized Gain (Loss)	46,776,141	(12,697,975)
Total		$182,749,762	$(12,389,304)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$246,208,375	$229,337,610	$261,977,903	$204,838,758

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$53,999,055	$—	$—	$(5,115)	$—	$53,993,940	$470,457
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$161,489,463	$196,863,390	$(156,307,999)	$—	$—	$202,044,854	$1,819,735
Total	$215,488,518	$196,863,390	$(156,307,999)	$(5,115)	$—	$256,038,794	$2,290,192

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$54,039,975	$—	$—	$(46,035)	$—	$53,993,940	$1,416,809
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	141,238,309	571,571,928	(510,765,383)	—	—	202,044,854	5,258,886
Total	$195,278,284	$571,571,928	$(510,765,383)	$(46,035)	$—	$256,038,794	$6,675,695

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$17.49	$13.23	$12.19	$14.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	6.07	0.07	11.13	(1.21)
Net investment income (loss) (b)	0.16	0.12	0.40	0.35
Net income (loss)	6.23	0.19	11.53	(0.86)
Net asset value per Share, end of period	$23.72	$13.42	$23.72	$13.42
Market value per Share, beginning of period (c)	$17.63	$13.22	$12.20	$14.31
Market value per Share, end of period (c)	$23.74	$13.45	$23.74	$13.45

Ratio to average Net Assets (d)
Net investment income (loss)	2.92%	3.48%	2.84%	3.46%
Expenses, after waivers	0.73%	0.68%	0.75%	0.72%
Expenses, prior to waivers	0.83%	0.76%	0.83%	0.79%
Total Return, at net asset value (e)	35.62%	1.44%	94.58%	(6.02)%
Total Return, at market value (e)	34.66%	1.74%	94.59%	(6.01)%
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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $132.4 million and $(15.4) million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, $510.8 million was received from sales of affiliated investments and $571.6 million was paid to purchase affiliated investments. During the nine months ended September 30, 2025, $54.0 million was received from proceeds from securities sold and matured. $151.8 million was received from sales of affiliated investments and $193.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, net deposits to/from the Commodity Broker were $7.2 million and $22.7 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(132.4) million and $14.3 million during the nine months ended September 30, 2026 and 2025, respectively. This included $157.3 million and $108.8 million from Shares purchased by Authorized Participants and $289.7 million and $94.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBO - For the Three Months Ended September 30, 2026
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
6/30/2026
9/30/2026
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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD CRUDE OIL INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBO - For the Nine Months Ended September 30, 2026
140.00%
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Percentage Change
12/31/2025
9/30/2026
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBO - For the Nine Months Ended September 30, 2025
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2024
9/30/2025
Date
NAV
Market
DBIQ Opt Yield Crude Oil Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Light Sweet Crude Oil (WTI) Indices	31.65%	1.56%	91.75%	(5.49)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $17.63 per Share to $23.74 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $17.18 per Share (-2.55%) on July 01, 2026 and a high of $26.39 per Share (+49.69%) on September 15, 2026. The total return for the Fund on a market value basis was +34.66%.

WTI crude oil generated strong positive performance during the third quarter of 2026. The June US-Iran ceasefire broke down in early July, prompting renewed military strikes and attacks on energy infrastructure and tankers across the Middle East and restoring a significant geopolitical supply premium to oil prices. Restrictions on flows through the Strait of Hormuz tightened the global crude market, while threats to Saudi Arabia’s East-West pipeline, a key alternative route that allows exports to bypass the strait, added to near-term supply concerns. WTI also benefited from declining US crude inventories and stronger refinery demand, while historically low Strategic Petroleum Reserve (SPR) inventories limited the US market’s ability to cushion further supply disruptions. Emergency stock releases, rerouted cargoes, and periods of softer demand moderated the rally but did not offset the renewed supply shock.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $17.49 per Share to $23.72 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2026 contributed to an overall 34.60% increase in the level of the Index and to a 35.91% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was +35.62%.

Net income (loss) for the three months ended September 30, 2026 was $74.0 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $15.8 million, net change in unrealized gain (loss) of $56.4 million and net operating expenses of $0.5 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $13.23 per Share to $13.42 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the three months ended September 30, 2025 contributed to an overall 0.50% increase in the level of the Index and to a 1.56% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was +1.44%.

Net income (loss) for the three months ended September 30, 2025 was $4.0 million, primarily resulting from $2.4 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $2.1 million and net operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $12.20 per Share to $23.74 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $11.98 per Share (-1.80%) on January 07, 2026 and a high of $26.39 per Share (+116.31%) on September 15, 2026. The total return for the Fund on a market value basis was +94.59%.

WTI crude oil generated exceptionally strong positive performance year-to-date through the third quarter of 2026, driven by the sharp repricing of geopolitical supply risk associated with the US-Iran conflict. Prices surged early in the year as escalating tensions and potential disruptions through the Strait of Hormuz threatened Gulf crude flows, before retreating during the second quarter as diplomatic engagement and the June ceasefire reduced expectations of a prolonged regional conflict. That relief proved temporary; the ceasefire broke down in early July, triggering renewed attacks on energy infrastructure and tankers, tighter global crude availability, and fresh risks to alternative export routes such as Saudi Arabia’s East-West pipeline. Declining US inventories and firm refinery demand provided additional support, while historically low SPR inventories left less capacity to absorb a sustained supply shock. Reserve releases, cargo rerouting, and intermittent demand weakness moderated the impact at times, but WTI remained substantially higher as geopolitical uncertainty and the risk of further supply disruptions persisted.

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share decreased from $14.31 per Share to $13.45 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $11.91 per Share (-16.77%) on May 05, 2025 and a high of $15.90 per Share (+11.11%) on January 15, 2025. The total return for the Fund on a market value basis was -6.01%.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $12.19 per Share to $23.72 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2026 contributed to an overall 90.85% increase in the level of the Index and to a 96.24% increase in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was +94.58%.

Net income (loss) for the nine months ended September 30, 2026 was $188.5 million, primarily resulting from $7.3 million of income, net realized gain (loss) of $136.0 million, net change in unrealized gain (loss) of $46.7 million and net operating expenses of $1.5 million.

For the nine months ended September 30, 2025, the NAV of each Share decreased from $14.28 per Share to $13.42 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil during the nine months ended September 30, 2025 contributed to an overall 8.45% decrease in the level of the Index and to a 5.49% decrease in the level of the DBIQ-OY CL TR™. The total return for the Fund on a NAV basis was -6.02%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$260,886,696	2.22%	$13,495,109	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Oil Fund	$204,220,852	1.47%	$6,992,091	13

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	1,800,000	$20.14
August 1, 2026 to August 31, 2026	750,000	21.41
September 1, 2026 to September 30, 2026	850,000	23.61
Total	3,400,000	$21.29

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Oil

Fund – September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Oil Fund –September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Oil Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Oil Fund – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Oil Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Oil Fund – September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Oil Fund

	By:	Invesco Capital Management LLC, its Managing Owner

Dated: November 5, 2026		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/s/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools